Form 10KSB
period 1996-12-31
APEX PC SOLUTIONS INC
filed 1997-04-22
CIK 1027278

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549

                                     FORM 10-KSB

/X/ Annual report under Section 13 or 15(d) of the Securities Exchange Act of
    1934 (FEE REQUIRED) For the fiscal year ended December 31, 1996

/ / Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (NO FEE REQUIRED) For the transition period from
                          to                       .
    --------------------      ---------------------

Commission file number:  000-21959

                               APEX PC SOLUTIONS, INC.
                    (Name of Small Business Issuer in Its Charter)

         Washington                                 91-1577634
(State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
 Incorporation or Organization)

      20031 142nd Avenue, N.E.
      Woodinville, Washington                        98072
(Address of Principal Executive Offices)           (Zip Code)

                                     206-402-9393
                   (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:  None

            Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock, no par value per share


    Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes           No   X
        -----        -----

    Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

    The registrant's revenues for fiscal 1996 were $33,621,936.

    The aggregate market value of the voting stock held by non-affiliates of the registrant on April 21, 1997 was $31,750,500.

    The number of shares outstanding of the registrant's common stock as of April 21, 1997 was 12,160,016.

                         DOCUMENTS INCORPORATED BY REFERENCE

    Certain exhibits are incorporated by reference into Item 13 of Part III of this Report from registrant's Registration Statement on Form SB-2 (Registration No. 333-17753).

    Transitional Small Business Disclosure Format (check one).
    Yes        No   X
        -----     -----

THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS AS DEFINED IN THE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS RELATING TO THE COMPANY'S STRATEGIES AND PROSPECTS FOR INCREASING OEM AND BRANDED SALES, INCREASING INTERNATIONAL SALES, AND EXPANDING ITS RESELLER CHANNEL AND STATEMENTS RELATING TO THE COMPANY'S FUTURE BUSINESS PROSPECTS, REVENUES, EXPENSES, MARGINS, LIQUIDITY AND CAPITAL NEEDS. THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, AND IN OTHER WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS MADE BY THE COMPANY FROM TIME TO TIME, ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "DESCRIPTION OF BUSINESS - RISK FACTORS."

READERS SHOULD NOT PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS, WHICH REFLECT MANAGEMENT'S VIEW ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT SUBSEQUENT EVENTS OR CIRCUMSTANCES. READERS SHOULD ALSO CAREFULLY REVIEW THE RISK FACTORS DESCRIBED IN OTHER DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION.

                                        PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

OVERVIEW

    Apex PC Solutions, Inc. (the "Company") designs, manufactures and markets stand-alone switching systems and integrated server cabinet solutions for the client/server computing market. The Company's switching systems enable client/server network administrators to manage multiple servers from a single keyboard, video monitor and mouse configuration (a "console"). Designed to address space, cost, administration and maintenance issues that organizations increasingly face when adopting client/server architecture, the Company's sophisticated switching and integrated cabinet systems enable network administrators to manage more efficiently their organizations' complex and growing server populations.

    The Company provides "plug and play" switching systems and integrated server cabinet solutions for many of the network administration, management and storage problems faced by organizations using client/server architecture.
 The Company's switching products, including OUTLOOK, OUTLOOK(4) and VIEWPOINT, enable network administrators to access multiple servers from one or more centralized (consoles), consolidate hardware requirements, and provide direct hardwired connections between the switch and the attached server which facilitate access to servers even when the network is down. In addition, the Company's switching systems are able to work with heterogeneous server populations. All of the Company's switching products utilize the Company's proprietary On Screen Configuration And Reporting ("OSCAR") interface. OSCAR allows network administrators to immediately identify and access servers according to the administrators' own naming conventions. The Company also offers server cabinet solutions to consolidate and store heterogeneous servers and related hardware in a single cabinet that facilitates more efficient physical access and safer performance of hardware maintenance tasks.

    The Company markets and sells its products through a direct sales force and various distribution channels. Apex supplies stand-alone switching systems to Compaq Computer Corporation ("Compaq") and Hewlett-Packard Company ("Hewlett-Packard") under private label arrangements for integration into their product offerings. Sales to Compaq and Hewlett-Packard represented approximately 30% and 15%, respectively, of the Company's net sales for 1996 and 54% and 6% of net sales, respectively, for 1995. According to International Data Corporation, Compaq and Hewlett-Packard shipped 43% of all PC servers and 66% of all super servers (servers with one or more processors and more memory and disk storage than PC servers) shipped worldwide in 1995. The Company's branded sales customers for 1996 included Microsoft, Wells Fargo Bank, Owens Corning, Peoplesoft and the National Association of Securities Dealers.

INDUSTRY BACKGROUND

    Information technology has become increasingly critical to the operation of most businesses as computers are utilized to perform multiple and diverse functions throughout organizations. The desire of many organizations to decentralize computing power while sharing technology resources and providing broad access to enterprise data has resulted in the widespread adoption of distributed network computing environments using a client/server architecture of interconnected PCs. The typical client/server installation consists of a local area network ("LAN") with multiple centralized PCs operating as "servers" dedicated to performing specific functions for the many "client" PCs connected to the LAN. According to International Data Corporation, worldwide shipments of PC servers and super servers are expected to grow 21.8% on a compounded annual basis from 1996 to 2000, reaching approximately 2.6 million units shipped in the year 2000.

    The proliferation of PC-based LANs and wide-area networks ("WANs") has created significant network administration and space problems for the organizations that rely on them. Network administrators, who may supervise up to a thousand servers, must identify and access relevant servers to add or delete users, to add, change or upgrade applications, to tune systems for better optimization, and to diagnose and correct network failures. Client/server networks utilize servers that were designed to operate as stand-alone systems, each with its own console consisting of a keyboard, video monitor and mouse. Thus, to perform network administration and management tasks, network administrators must deal with an unwieldy number of consoles, whether centrally located or dispersed throughout the organization. In addition, inadvertent access to network servers can be difficult to prevent when there are many consoles, and, therefore, multiple access points, available.

    As network resources become more critical to organizations, constant availability of the network becomes increasingly important. The time that a network is down or degraded can cause significant inconvenience, loss of productivity and financial loss. Because diagnosis and correction of anomalous network behavior often requires the network staff to physically access each affected server through its own console, quick and efficient "fault" management can be difficult, especially when there are a large number of dispersed servers involved. In addition, when a network fails, an administrator's ability to quickly and efficiently diagnose and correct the problem is often hampered because the administrator is not able to access the software tools that reside on the network and that are normally used to manage network failures.

    In addition to these network administration and management problems, as organizations' network computing needs increase, the number of servers, consoles and other peripherals proliferates. Without efficient storage and configuration, network hardware consumes substantial and often expensive floor space, creates clutter that hampers network administration and management, and increases the risk of physical damage to expensive hardware. The typical individual keyboard, monitor and mouse console architecture of servers exacerbates this space problem, as multiple consoles consume valuable and costly space. The increased use of "heterogeneous" server configurations using different platforms, such as Intel, Macintosh, IBM RS 6000, Hewlett-Packard 9000, DEC Alpha and Sun Sparc, and different operating systems, such as Windows NT, Unix, NetWare and O/S 2, compounds the storage and administration problems faced by network administrators.

    The advent of console switching technology has facilitated more effective network management by giving administrators the ability to control a larger number of servers through fewer consoles. To date, however, most console switching solutions have been difficult to install and configure, and many have used proprietary cabling that has made network administrators reluctant to embrace a solution that may restrict them from expanding or using a different solution in the future. In addition, there have been a limited number of solutions available for those users who want to control computers from a distance, such as those who need access to computer resources in, but do not want to expose those expensive resources to, harsh operating environments. The space management solutions available to network administrators have generally consisted of racks or cabinets designed to house only one type of server, and most have not been technically designed for ease of access. Those with distributed, heterogeneous client/server networks have often been left with no customized solution.

THE APEX SOLUTION

    The Company provides "plug and play" stand-alone switching systems and integrated server cabinet solutions for many of the network administration, management and storage problems faced by organizations with client/server networks. By providing both console switching and cabinet systems, the Company offers a comprehensive solution to the space and administrative issues related to client/server networks. The Company's products allow organizations to:

    - ACCESS MULTIPLE SERVERS FROM A CENTRAL LOCATION. Apex products allow network administrators to manage multiple platforms from a centralized console, to identify and access servers from a single screen according to the administrator's own naming conventions, and to solve distance problems by providing end-to-end connections of up to 1,000 feet.

    - CONSOLIDATE HARDWARE REQUIREMENTS. Apex products reduce the need for multiple keyboards, monitors and mice by allowing direct access to multiple servers from a single console, thereby facilitating more efficient network management and administration and reducing hardware costs.

    - PROVIDE "OUT-OF-BAND" ACCESS TO SERVERS. By providing direct hardwired connections to network servers, Apex products enable network administrators to access each server as if they were physically present at that server, even when the network is down. Moreover, unlike the connectivity approach of many competitive products, which connect numerous switches to other switches in a continuous chain, the Company's switching products are designed so that each server has its own connection to the master switch in a two-tiered system. This direct linkage makes it easier for network administrators to isolate problems with individual servers.

    - PROVIDE CONNECTIVITY TO VIRTUALLY ALL MAJOR PLATFORMS. Apex switching products work in heterogeneous server environments, providing connectivity with Intel, Macintosh, IBM RS 6000, Hewlett-Packard 9000, DEC Alpha and Sun Sparc platforms.

    - MAXIMIZE SPACE EFFICIENCY. Apex integrated cabinet solutions consolidate servers and other hardware in a single location to facilitate more efficient physical access for hardware maintenance tasks. The Company also provides customized solutions for the storage of heterogeneous server populations.

THE APEX STRATEGY

    The Company's objective is to become the leading provider of hardware solutions for the administration, management and storage challenges inherent in the client/server network environment. To achieve this objective, the Company is implementing the following strategies:

    - CONTINUE INNOVATIVE PRODUCT DEVELOPMENT. The Company believes that the continued, timely development of innovative products and enhancements to existing products is essential to maintaining its competitive position. By maintaining close contact with key customers who are often early-adopters of leading technologies, the Company seeks to develop new products, as well as modifications and improvements to existing products. Many of the Company's products are designed to accommodate future modifications and additional features, which the Company believes facilitates the development and integration of modifications and features if a market need is perceived.

    - LEVERAGE OEM EXPERIENCE TO INCREASE OEM SALES. The Company intends to leverage its significant experience in working with OEM customers to enter into new relationships with other manufacturers of servers in the United States and in Europe. The Company believes that the architecture, quality and reliability of its products, together with the Company's commitment to customer support, are attractive to OEMs.

    - INCREASE BRANDED SALES. To increase its market penetration, the Company intends to aggressively market its branded products to end users through a direct sales force and through a variety of reseller channels. The Company believes that its comprehensive and customized solutions will appeal to many organizations that, because of heterogeneous server populations and for other reasons, have problems that are not effectively solved by competing switching and cabinet products. For the years ended December 31, 1995 and 1996, sales of Apex branded products represented approximately 32% and 29% respectively, of the Company's net sales.

    - CREATE AN INTERNATIONAL DISTRIBUTION NETWORK. The Company intends to create an international sales distribution network for the Company's branded switching products, focusing initially on the network computing market in Europe because of its large installed server base. The Company is currently shipping its switching systems to OEMs with facilities in Europe and the Company has begun efforts to build an international third-party distribution network.

PRODUCTS

    The Company provides comprehensive solutions to many of the network administration, management and storage problems inherent in client/server network environments by offering a family of stand-alone switching systems together with integrated cabinet systems designed to store servers efficiently.

SWITCHING SYSTEMS

    The Company's switching systems consolidate the control and monitoring of multiple network servers to a centralized command center consisting of one or more console positions. The Company's console switching products can work with heterogeneous server populations that use different platforms, such as Intel, Macintosh, IBM RS 6000, Hewlett-Packard 9000, DEC Alpha and Sun Sparc, and different operating systems, such as Windows NT, Unix, NetWare and O/S 2. The Company's switching products utilize the Company's proprietary On Screen Configuration And Reporting ("OSCAR") interface that enables network administrators to immediately identify and access servers according to the administrators' own naming conventions, as opposed to predesignated numbers. The Company's switching products operate on an out-of-band basis, meaning there is a direct hardwired connection between the console and the attached servers through the switch. This direct connection enables network administrators to access network servers and locate the problem server even when the network is down.

    OUTLOOK, introduced in September 1995, enables administrators to control up to eight servers using a single console and, by integrating additional OUTLOOK switches, can be expanded to provide centralized control of up to 64 servers. OUTLOOK offers programmable scanning to allow users to vary the frequency and duration of monitoring individual servers. OUTLOOK also enables network managers to reduce inadvertent access to the system by eliminating additional consoles. OUTLOOK provides access to a wide range of network elements such as file servers, PBX monitors and database engines from a single console.

    OUTLOOK(4), introduced in March 1996, includes the same features as OUTLOOK, except that this multi-user system allows network administrators to administer up to 64 servers from up to four console positions.

    VIEWPOINT, introduced in September 1995 to address the needs of very large server-intensive organizations with large network administrative staffs, includes all of the attributes of OUTLOOK except that it enables network administration staff to control up to 32 servers from as many as 16 console positions. Total capacity can be expanded to as many as 256 servers by integrating the VIEWPOINT switch with multiple OUTLOOK switches, and VIEWPOINT's technology allows access to a server up to 1,000 feet away. VIEWPOINT also supports remote diagnostics via a serial port.

    SUNDIAL, introduced in March 1996, enables administrators to control up to 10 Sun Sparc workstations from a single console and, by integrating additional SUNDIAL switches, can be expanded to provide centralized control of up to 100 workstations. The SUNDIAL switch maintains communications with attached workstations and, if power is interrupted, the unit's nonvolatile memory helps restore the system's established settings. The SUNDIAL switch is designed to work with the OUTLOOK, OUTLOOK(4) and VIEWPOINT switches.

    SWITCHBACK, introduced in March 1995, consists of a local unit and a remote unit that allow users to control the attached server from either a primary console position or a remote console position linked by a single cable. Intelligent circuits in SWITCHBACK enable the transmission of high resolution video up to 500 feet away from the attached servers. The SWITCHBACK system includes a lock-out feature that prevents system capture. The SWITCHBACK system can be combined with the OUTLOOK and OUTLOOK(4) switches.

    The U.S. list prices of the Company's switching systems as of December 31, 1996 were as set forth below. The list prices of the Company's products have changed in the past, and the prices set forth below are likely to change in the future.

         PRODUCT                                          U.S. LIST PRICE
         -------                                          ---------------

         OutLook (4 port)                                            $839
         OutLook (8 port)                                            $995
         OutLook(4)                                                $3,725
         ViewPoint (depending on configuration)            $12,000-$44,000
         SunDial                                                   $1,929
         SwitchBack                                                  $895


The Company's current switching products are described below:

PRODUCT NAME          KEY FEATURES                                        BENEFITS
------------          ------------                                        --------
OutLook       - ports: 1 x 4 and 1 x 8           - reduces required space and hardware needs by allowing
              - capacity: 64 servers               one console to control up to four or eight servers per
              - multi-platform compatibility       switch
              - OSCAR interface                  - multiple switches can be used to support up to 64
                                                   servers
                                                 - supports major server platforms
                                                 - OSCAR interface permits easy on-screen control of
                                                   switch

OutLook(4)    - ports: 4 x 8                     - offers the benefits of OUTLOOK as well as permits up to
              - capacity: 64 servers               four administrator consoles to control up to eight
              - multi-platform compatibility       servers
              - OSCAR interface

ViewPoint     - ports: 16 x 32                   - in addition to benefits of OUTLOOK and OUTLOOK(4), allows
              - capacity: 256 servers              up to 16 network administrator consoles to access up to
              - 1000 ft. extension                 32 servers
              - multi-platform compatibility     - administrator consoles can be up to 1000 ft. away from
              - OSCAR interface                    server

SunDial       - ports: 1 x 10                    - enables control of large Sun Sparc workstation networks
              - capacity: 100 servers              using a single console
              - OSCAR interface                  - may be combined with OUTLOOK, OUTLOOK(4) and
                                                   VIEWPOINT switches

SwitchBack    - 500 ft. extension product        - allows the addition of a remote console up to 500 feet
                                                   away
                                                 - remote lock-out feature
                                                 - may be combined with OUTLOOK and OUTLOOK(4) switches


DENSEPACK CABINET SYSTEMS

    DENSEPACK cabinets are specifically designed to house network servers and communication equipment, improve system administration and facilitate CPU maintenance. DENSEPACK cabinets are typically customized to meet specific customer needs and are pre-cabled to allow network administrators to quickly install hardware and connect to their networks. DENSEPACK cabinets incorporate the Company's OUTLOOK switching technology, as well as built-in ventilator fans, large rear doors and optional slide-out shelves to facilitate access to cables, connectors and servers. The DENSEPACK MODEL RS is a scaled-down version of the Company's DENSEPACK and is designed for small businesses and stand-alone departments. The DENSEPACK MODEL RS can be used in combination with full-sized DensePack cabinets.

SALES AND MARKETING

    The Company markets and sells its products through an internal sales force and various distribution channels, including OEM and reseller arrangements. To date, the Company has marketed its products primarily through advertisements in trade publications, participation in major industry trade shows and the Company's home page on the World Wide Web. The Company maintains a sales and marketing staff of nine employees. The Company's sales personnel process written and telephonic orders, support existing customers and respond to telephone inquiries.

    The Company currently sells various switching products to Compaq, Hewlett-Packard and Wright Line, Inc. ("Wright Line") pursuant to private label arrangements. These private label OEM customers integrate and sell the Company's switches with their own networking products, including network servers and integrated server cabinets. The Company also sells its branded switching products to various other OEM customers, including Dell Computer Corporation ("Dell"), NEC USA, Inc. and Unisys Corporation. These OEMs integrate and sell the Company's branded switches in conjunction with their own networking products. The Company devotes significant sales and customer support resources to its OEM accounts. The Company believes that the architecture, quality and reliability of its products, together with the Company's commitment to customer support, are attractive to OEMs. The Company intends to leverage its significant experience in working with OEM customers to enter into new relationships with other manufacturers of servers in the United States and Europe. There can be no assurance that the Company will be successful in its attempts gain additional OEM customers. See "- Risk Factors."

    The Company has relationships with a variety of resellers, including distributors, value-added resellers and systems integrators, for the distribution and sale of Apex branded switching and cabinet products in the United States. The Company devotes resources to educating its resellers as to the benefits of the Company's products and training them in the proper installation and support of the Company's products. The Company's strategy contemplates devoting additional resources to increase these branded sales, and to that end the Company intends to pursue additional relationships with resellers both domestically and internationally. The Company has focused and expects to continue to focus on contracting with local and regional resellers who have the technical capability and market presence to assist end-user customers in developing network space management and access and control solutions to meet their particular needs. The Company's future success will depend in part on its ability to attract, train and motivate such resellers. There can be no assurance that the Company will be successful in expanding its reseller channel. The Company will be required to invest significant additional resources in order to expand its reseller channel, and there can be no assurance that the cost of the Company's investment in further developing this channel will not exceed the revenues generated from such investment. The Company provides and expects to continue providing discounts and other special pricing arrangements to its resellers. As a result of such discounts and other arrangements, the Company's gross margins on sales through resellers are expected to be lower than gross margins on direct sales. The Company's agreements with its resellers generally are nonexclusive and may be terminated on short notice by either party without cause. The Company's resellers are not within the control of the Company, are not obligated to purchase products from the Company and frequently offer products of several different manufacturers, including products competitive with the Company's products. There can be no assurance that these resellers will not give higher priority to the sale of such other products. A reduction in sales efforts by the Company's resellers could lead to reduced sales by the Company and could materially adversely affect the Company's business, financial condition and results of operations.

    Compaq, Hewlett-Packard and, the Company believes, many other manufacturers of servers market and sell their own branded server cabinets. Accordingly, the Company believes it has limited opportunities to sell its own server cabinets to new purchasers of servers. Instead, the Company believes that sales of its server cabinets have been and will continue to be limited primarily to end-user customers who have a need to more efficiently configure and manage existing network systems.

    To date, the Company's international sales have not been significant. The Company's strategy is to create an international sales distribution network for the Company's branded switching products focusing initially on the network computing market in Europe because of its large installed server base. The Company is currently shipping its switching systems to OEMs with facilities in Europe and has hired a representative located in France in order to begin efforts to build a third party distribution network. There can be no assurance that the Company will be successful in creating an international distribution network or successfully market and sell its products in foreign markets. If the revenues generated by international sales are not adequate to recover the expense of establishing, expanding and maintaining an international distribution network, the Company's business, financial condition and results of operations will be materially adversely affected. In addition, if international sales become a more significant component of the Company's net sales, the Company's business will become more vulnerable to the risks inherent in doing business on an international level, including difficulties in managing foreign resellers, longer payment cycles and problems in collecting accounts receivable, the effects of seasonal customer demand, changes in regulatory requirements, export restrictions, tariffs and other trade barriers, fluctuations in currency exchange rates, potentially adverse tax consequences and political instability. The existence or occurrence of any one of these factors could have a material adverse effect on the Company's business, financial condition and results of operations. See "- Risk Factors - Risks Relating to Development of International Distribution Network and International Sales."

CUSTOMERS

    To date, a substantial portion of the Company's net sales have been generated from sales of switches to OEMs for integration into their product offerings. For 1994, 1995 and 1996, sales to the Company's private label OEM customers represented approximately 38%, 69% and 71% of the Company's net sales, respectively. While the Company has contracts with certain of its existing private label OEM customers, none of the Company's OEM customers is obligated to purchase products from the Company except pursuant to binding purchase orders. Consequently, any OEM customer could cease doing business with the Company at any time. The loss or material decline in orders from any of the Company's current private label OEM customers would have a material adverse effect on the Company's business, financial condition and results of operations. The following is a list of the Company's private label OEM customers and representative end-user branded product customers as of March 28, 1997:


            OEM CUSTOMERS         BRANDED PRODUCT CUSTOMERS
            -------------         -------------------------

            Hewlett-Packard       Microsoft
            Compaq                Wells Fargo Bank
            Wright Line           Owens Corning
                                  Peoplesoft
                                  National Association of Securities
                                    Dealers
                                  Countrywide Home Loans
                                  Visa International

    For 1994, 1995 and 1996, sales to Compaq represented approximately 36%, 54% and 30%, respectively, of the Company's net sales. In addition, for 1996, sales to Hewlett-Packard and International Business Machines Corporation ("IBM") represented approximately 15% and 18%, respectively, of the Company's net sales. In March 1997, Apex was selected by Dell to provide Apex brand switching systems to Dell for integration into one of Dell's new server lines. Dell will not be obligated to purchase switching systems except pursuant to binding purchase orders.

    In October 1995, the Company entered into an OEM arrangement with IBM for the production of an integrated server cabinet system incorporating the Company's switching products. While the products supplied by the Company met IBM's requirements, IBM concluded that its program had not achieved IBM's desired results and sought to terminate the program in mid-1996 after the Company had expended significant product development and operational resources in connection with this OEM arrangement. Although the Company negotiated a settlement that covered its direct costs associated with the program, the Company's branded product development efforts were delayed as a result of the Company's commitment of substantial product development resources to the IBM program in the third and fourth quarters of 1995 and the first quarter of 1996. IBM accounted for only 1% of the Company's net sales in 1995, but accounted for 18% of the Company's net sales in 1996.

    The Company's OEM business is subject to risks such as contract termination, reduced or delayed orders, adoption of competing products developed by third parties for the OEM or by the OEM's internal development team, and change in corporate ownership, financial condition, business direction or product mix by the OEM, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has experienced, and may continue to experience, significant reductions or delays in orders from its OEM customers, which have had and may in the future have a material adverse effect on the Company's quarterly sales and operating results. See "- Risk Factors" and "Management's Discussion and Analysis or Plan of Operation."

    The Company's backlog was $9.2 million at December 31, 1996 and $6.0 million at December 31, 1995. Backlog consists of purchase orders with delivery dates scheduled within the next six months. None of the Company's customers is obligated to purchase products from the Company except pursuant to binding purchase orders. Because of the timing of orders and the possibility of customer changes to delivery schedules, the Company's backlog as of any particular date may not be representative of actual sales for any succeeding period.

CUSTOMER SUPPORT

    The Company emphasizes customer support by developing innovative, high quality products, encouraging customer feedback through contact with key customers, and providing a customer hot-line that offers technical support for the life of the Company's products. The Company's switches have a "plug and play" design and do not require extensive configuration. The Company seeks to respond quickly to customers' requests for technical support and service, and the Company's engineering department often works with individual customers to troubleshoot problems and develop custom solutions. The Company offers warranties for parts and service on all of its products. To date, the Company has not experienced significant product returns. There can be no assurance, however, that the Company's rate of product returns will not increase or that the Company's customer support operations will be sufficient to meet the needs of the Company's customers. In addition, the Company may, as a result of competitive pressures, change its warranty policies in the future to provide warranty coverage that is greater in scope and duration than that currently offered. To the extent that the Company were to increase its warranty coverage, its risk of warranty claims and therefore its warranty reserves would likely increase. See "- Risk Factors - Product Returns and Warranty Claims."

    Although the Company's existing reseller arrangements generally do not afford material rights of return, as the Company expands its reseller channel, the Company expects that certain resellers will have significant rights of return. There can be no assurance that actual returns in the future will not have a material adverse effect on the Company's business, financial condition and results of operations. See "- Risk Factors - Product Returns and Warranty Claims."

    Growth of the Company's branded sales, should it occur, is likely to be accompanied by increasing demands on the Company's customer support operations. As a result of the Company's commitment to a high level of customer support, the Company is likely to need to invest significant resources in the maintenance and improvement of its customer support resources. Any failure to maintain adequate customer support could cause customer dissatisfaction, result in reduced sales of the Company's products and, accordingly, materially adversely affect the Company's business, financial condition and results of operations. See "- Risk Factors - Increased Demands on Customer Support Operations."

PRODUCT DEVELOPMENT

    The Company believes that the continued, timely development of new products and enhancements to its existing products is essential to maintaining its competitive position. The market for the Company's switching products in particular is characterized by rapid technological advances, frequent new product introductions and enhancements, and significant price competition. The introduction of products incorporating superior or alternative technologies, the emergence of new industry standards or changes in the market's pricing structure could render the Company's existing products and products under development obsolete or unmarketable. The Company's switching systems combine components, such as printed circuit boards, connectors, cable assemblies, power supplies and enclosures, that are manufactured by other companies and are generally available to the Company's competitors and potential competitors. The Company's future success will depend in large part upon its continued innovative application of such commercially available components to the expansion and enhancement of its existing products and the development and introduction of new products which address changing customer needs on a cost-effective and timely basis. The Company's failure to respond on a timely basis to technological developments, changes in industry standards or customer requirements, or any significant delay in product development or introduction could have a material adverse effect on the Company's business, financial condition and results of operations.

    The market for the Company's switching products is characterized by rapid technological advances, frequent new product introductions and enhancements, and significant price competition. The introduction of products incorporating superior or alternative technologies, the emergence of new industry standards or changes in the market's pricing structure could render the Company's existing products and products under development obsolete or unmarketable. The Company's switching systems combine components, such as printed circuit boards, connectors, cable assemblies, power supplies and enclosures, that are manufactured by other companies and are generally available to the Company's competitors and potential competitors. The Company's future success will depend in large part upon its continued innovative application of such commercially available components to the expansion and enhancement of its existing products and the development and introduction of new products which address changing customer needs on a cost-effective and timely basis. The Company's failure to respond on a timely basis to technological developments, changes in industry standards or customer requirements, or any significant delay in product development or introduction could have a material adverse effect on the Company's business, financial condition and results of operations. Due to the Company's significant reliance on OEM relationships, the Company's product development efforts are often focused on developing new products or enhancements for OEM customers. At times, these new products or enhancements may not be readily marketable to other customers without significant modification. The termination or significant disruption of the Company's relationship with any OEM or other customer for whom the Company has devoted significant product development resources is likely to result in lost opportunities with respect to the development of other products or enhancements.

    The Company's engineering and product development efforts focus on responding to the needs of its customers by providing practical, marketable products that have immediate applications in their markets. By maintaining contact with customers throughout the installation and technical support process, the Company is able to identify and test potential design modifications and improvements as well as new applications and extensions for existing products. The Company anticipates that this process will enable the development of new product categories and applications based on existing technology developed to meet specific customer needs. Many of the Company's products are designed to accommodate future modifications and additional features, which it believes facilitates the development and integration of modifications and features if a market need is perceived.

    For 1994, 1995 and 1996, the Company's engineering and product development expenditures were $278,000, $913,000 and $965,000, respectively. As of December 31 , 1996, the Company's engineering staff consisted of nine employees. To meet the challenges of the rapidly changing technology in the computer industry, the Company expects to make substantial investments in product development in the future.

MANUFACTURING

    The Company performs final assembly, quality assurance and testing of its products. In order to avoid the capital investment required to establish and maintain in-house manufacturing capabilities, the Company generally relies on subcontractors in the United States for the assembly of printed circuit board assemblies, subassemblies, chassis and equipment enclosures. The Company believes that such assembly can typically be done by subcontractors at a lower cost than if the Company assembled such items internally. Outsourcing manufacturing operations allows the Company to concentrate its resources on research and development, product design, quality assurance, marketing and customer support. Prior to shipping, the Company subjects its finished products to quality and regulatory screenings and functional testing to assure quality and reliability.

    The Company relies on various third party manufacturers, including
Technical Services, Inc., for subassembly of the Company's products. These outsourcing arrangements, and any future outsourcing arrangements, involve numerous risks, including reduced control over product quality, delivery schedules, manufacturing yields and costs. Moreover, although arrangements with such manufacturers may contain provisions for warranty obligations on the part of such manufacturers, the Company remains primarily responsible to its customers for warranty obligations.

    The Company purchases industry-standard parts and components, including power supplies, cable assemblies, line filters, enclosures and printed circuit boards for the assembly of its products from multiple vendors and suppliers through a worldwide sourcing program. The Company buys components under purchase orders and generally does not have long-term agreements with its suppliers. No custom integrated circuits are currently used in any product in production, although custom integrated circuits may be used in the Company's products in the future. Circuit boards are currently obtained from a number of sources, including Technical Services, Inc. Any termination of or significant disruption in the Company's relationship with suppliers of its switching product components may prevent the Company from filling customer orders in a timely manner, as the Company generally does not maintain large inventories of its products or components. Certain of the components for the Company's switching products are available from a limited number of suppliers. For example, Pioneer Standard Electronics, Inc. supplies the Company with power supply components, Redmond Cable, Inc. supplies the Company with cable components and Kent Electronics, Inc. supplies the Company with various electronic components. In addition, the frames for the Company's server cabinet systems are obtained from a single source, Everest Electronics Equipment (a division of Wright Line), and the sheet metal components are purchased locally from a small number of manufacturers, including Northwest Manufacturing. In the past, the Company has experienced delays in the receipt of certain of its switching and cabinet components, which have resulted in delays in related product deliveries. The Company is attempting to manage such risks by qualifying alternative sources and maintaining quality relationships and close personal contact with each of its suppliers. Although the Company believes that there are adequate alternative sources for its components, there can be no assurance that delays in component and product deliveries will not occur in the future or that the Company's reliance on sole or limited sources of supply for its components will not otherwise adversely affect the Company's business.

    The Company depends upon its suppliers to deliver components that are free from defects, competitive in functionality and cost and in compliance with the Company's specifications and delivery schedules. Disruption in supply, a significant increase in the cost of one or more components, failure of a third party supplier to remain competitive in functionality or price, or the failure of a supplier to comply with any of the Company's procurement needs could delay or interrupt the Company's ability to manufacture and deliver its products to customers on a timely basis, thereby adversely affecting the Company's business, financial condition and results of operations.

COMPETITION

    The market for the Company's products is highly fragmented and competitive, and the Company expects competition to increase in the future. In the market for integrated switching systems, the Company competes with independent third parties such as Cybex Computer Products Corporation, Raritan Computer Inc., Rose Electronics, Elsner ComputerTechnik GmbH and StarTech Computer Accessories Ltd., many of which have substantially greater financial, marketing and technical resources than the Company. In addition, certain of the Company's OEM customers, such as Hewlett-Packard and Compaq, could determine to internally manufacture switch products or offer those supplied by the Company's competitors. In the market for server cabinets, the Company competes with a significant number of regional cabinet manufactures including Zero Stantron Cabinets, Ergotron Inc., Rittal Corporation, Hergo Corp. and Engineered Data Products Inc., many of which have substantially greater financial, marketing and technical resources than the Company. In addition, Compaq, Hewlett-Packard and Wright Line, all of whom are OEM customers for certain of the Company's switching products, sell their own branded integrated server cabinets. The Company's cabinet systems also compete with other types of lower density, unenclosed technology storage systems.

    In the market for integrated switches, the Company competes primarily on the basis of technological advances, performance in relation to price, quality, reliability, development capabilities and customer support. In the market for enclosed server cabinets, the Company competes primarily on the basis of available product features, quality, reliability, development capabilities and customer support. In addition, the market for enclosed server cabinets and other technology storage systems is characterized by intense price competition, and many of the Company's competitors in this market offer products at significantly lower price points. The Company's ability to compete successfully in this market will depend in part upon the Company's ability to continue to differentiate its cabinet systems from competing products.

    The Company's future success will be highly dependent upon timely completion and introduction of new products and product features at competitive price and performance levels which address the evolving needs of the Company's customers. The Company is currently experiencing increased price competition in both the market for stand-alone switching systems and the market for integrated cabinet systems and expects that pricing pressures will increase in the future. Increased competition could result in price reduction and loss of market share which would adversely affect the Company's business, financial condition and results of operations.

PROPRIETARY TECHNOLOGY

    The Company's future success is dependent in part upon its ability to protect its proprietary rights in its products. The Company seeks to protect its intellectual property rights by invoking the benefits of the patent, trademark, copyright, trade secret and unfair competition laws of the United States, which afford only limited protection. While the Company has no patents granted, it has filed a United States patent application and a corresponding application under the provisions of the Patent Cooperation Treaty (which permits the filing of corresponding foreign patent applications in numerous foreign countries within a limited time period) with respect to various aspects of its OUTLOOK and VIEWPOINT products and its OSCAR interface. There can be no assurance that patents will issue from any of the Company's pending applications or that any claims allowed from pending applications will be of sufficient scope or strength, or be issued in all countries where the Company's products can be sold, or provide meaningful protection or any commercial advantage to the Company. Also, competitors of the Company may be able to design around the Company's patents if any are issued. The laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold, may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus increase the likelihood of piracy of the Company's technology and products. Although the Company is not aware of any current infringement of its intellectual property rights, or any violation of its trade secrets, nondisclosure or licensing arrangements, there can be no assurance that the steps taken by the Company to protect its intellectual property rights will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. See "- Risk Factors - Limited Protection of Proprietary Rights; Risks of Third Party Infringement."

EMPLOYEES

    As of December 31, 1996, the Company employed 53 persons, 15 of whom were in administration and management, nine of whom were in engineering and product development, two of whom were in service and technical support, 16 of whom were in manufacturing and 11 of whom were in sales and marketing. The Company's employees are not covered by any collective bargaining agreements with respect to their employment by the Company. The Company believes that its employee relations are good.

RISK FACTORS

    THIS ANNUAL REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO VARY MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO THE
FOLLOWING:

FLUCTUATIONS IN OPERATING RESULTS

    The Company has experienced substantial fluctuations in its operating results, on a quarterly and an annual basis, and the Company expects such fluctuations to continue in the future. The Company's operating results are affected by a number of factors, including: the volume and timing of orders, particularly from OEM customers; the timing of shipments; the timing of new product introductions and enhancements by the Company and its competitors; changes in product or distribution channel mixes; changes in pricing policies or price reductions by the Company or its competitors; the availability and cost of supplies and components; sales and marketing expenses related to entering into new markets, introducing new products and retaining current OEM and other large customers; seasonal customer demand; and fluctuations in sales of servers due to changes in economic conditions or capital spending levels.

    In general, the Company's sales cycle varies substantially and may be lengthy, making revenues difficult to forecast. The Company has experienced period to period variability in sales to each of its OEM customers and expects this pattern to continue in the future. Although the Company's OEM customers typically place orders for products several months prior to scheduled shipment dates, these orders are subject to cancellation up to eight weeks prior to the scheduled shipment date. The Company generally must plan production, order components and undertake its manufacturing activities prior to the time that these orders become firm. In addition, the Company's OEM customers have in the past requested, and will likely continue to request from time to time, that the Company delay shipment dates or cancel orders for products that are subject to firm orders. Accordingly, sales to OEMs for future quarters are difficult to predict. Moreover, any cancellation, rescheduling or reduction of orders by OEM customers in the future could materially adversely affect the Company's operating results. If the Company succeeds in increasing branded sales (i.e., sales to customers other than OEMs) as a percentage of net sales, the Company's quarterly sales and operating results will become more dependent upon the volume and timing of branded product orders received during the quarter. Because customers of the Company's branded products (including resellers) typically place orders shortly before their requested shipment date, revenues from branded sales are difficult to forecast. The failure of the Company to accurately forecast the timing and volume of orders for branded products during any given quarter could adversely affect the Company's operating results for such quarter and, potentially, for future periods.

    Gross margins may vary significantly from period to period depending on a number of factors, including: the ratio of OEM sales to branded sales, as OEM sales typically have lower gross margins than branded sales; product mix, including the percentage of cabinet system sales, which generally have lower gross margins than sales of stand-alone switching systems; raw materials and labor costs; new product introductions by the Company and its competitors; and the level of outsourcing of manufacturing and assembly services by the Company. The Company expects that its gross margins will decline in the future primarily due to increased competition and the introduction of new technologies which may affect the prices of the Company's products. The Company expects that its operating results will be affected by seasonal trends and by general conditions in the server market. The Company believes that it has experienced and will continue to experience some degree of seasonality due to customer buying cycles. The Company believes that the fourth quarter has generally higher net sales levels due to customer budgeting and procurement cycles, which correspondingly may depress net sales in other quarters. Because the Company's business and operating results depend to a significant extent on the general conditions in the server market, any adverse change in the server market due to adverse economic conditions, declining capital spending levels or other factors could have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE UPON A LIMITED NUMBER OF OEM CUSTOMERS

    A substantial portion of the Company's sales is concentrated among a limited number of OEM customers. For 1994, 1995 and 1996, sales to OEMs represented approximately 38%, 69% and 71% of the Company's net sales, respectively. For 1994, 1995 and 1996, sales to Compaq represented approximately 36%, 54% and 30% respectively, of the Company's net sales. Sales to Hewlett-Packard represented 15% of the Company's net sales for 1996. The Company's OEM business is subject to risks such as contract termination, reduced or delayed orders, adoption of competing products developed by third parties for the OEM or by the OEM's internal development team, and change in corporate ownership, financial condition, business direction or product mix by the OEM, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has experienced, and may continue to experience, significant reductions or delays in orders from its OEM customers, which have had and may in the future have a material adverse effect on the Company's quarterly sales and operating results. See "- Fluctuations in Operating Results" and "Management's Discussion and Analysis of Plan of Operation." For example, in late 1995, one of the Company's OEM customers determined that its orders in the last half of 1995 exceeded its needs. Accordingly, at such customer's request, the Company delayed its scheduled deliveries to such OEM for the first half of 1996. The loss of any one of the Company's OEM customers could have a material adverse effect on the Company's business, financial condition and results of operations. For example, in October 1995, the Company entered into an OEM arrangement with IBM for the production of an integrated server cabinet system incorporating the Company's switching products. While the products supplied by the Company met IBM's requirements, IBM concluded that its program had not achieved IBM's desired results and sought to terminate the program in mid-1996 after the Company had expended significant financial, product development and operational resources in connection with this OEM arrangement. Although the Company negotiated a settlement with IBM that reimbursed the Company for its direct costs associated with the program, the Company's branded product development efforts were delayed as a result of the Company's commitment of substantial product development resources to the IBM program in the third and fourth quarters of 1995 and the first quarter of 1996. For 1996, sales to IBM represented 18% of the Company's net sales. While the Company has contracts with certain of its existing OEM customers, none of the Company's OEM customers is obligated to purchase products from the Company except pursuant to binding purchase orders. Consequently, any OEM customer could cease doing business with the Company at any time. The Company's dependence upon its OEMs also results in a significant concentration of credit risk, as a substantial portion of the Company's trade receivables outstanding from time to time is concentrated among a limited number of customers. See Note 1 of Notes to Financial Statements.

INTENSE COMPETITION

    The markets for the Company's products are highly fragmented and intensely competitive. The Company's business is becoming increasingly sensitive to new product introductions, price changes and marketing efforts by its competitors. Accordingly, the Company's future success will be highly dependent upon timely completion and introduction of new products and product features at competitive price and performance levels which address the evolving needs of the Company's customers. The Company is currently experiencing increased price competition in both the market for stand-alone switching systems and the market for integrated server cabinets and expects that pricing pressures will increase in the future. Increased competition could result in price reductions and loss of market share, which would adversely affect the Company's business, financial condition and results of operations. In the market for integrated switching systems, the Company competes with independent third parties such as Cybex Computer Products Corporation, Raritan Computer Inc., Rose Electronics, Elsner ComputerTechnik GmbH and StarTech Computer Accessories Ltd. In addition, certain of the Company's OEM customers, such as Hewlett-Packard and Compaq, could choose to internally manufacture switch products or offer those supplied by the Company's competitors. In the market for server cabinets, the Company competes with a significant number of regional manufacturers. Moreover, each of the Company's current OEM customers sells its own branded integrated server cabinets. The Company's server cabinets also compete with other types of lower density, unenclosed technology storage systems. The market for enclosed server cabinets and other technology storage systems is characterized by intense price competition and low barriers to entry, and many of the Company's competitors in this market offer products at significantly lower price points. The Company's ability to compete successfully in this market will depend in part upon the Company's ability to continue to differentiate its cabinet systems from competing products.

    The Company's current and potential competitors, many of which have significantly greater financial, technical, marketing and other resources than the Company, may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than the Company. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties that enhance the ability of their products to address the needs of the Company's prospective customers. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressure faced by the Company will not have a material adverse effect on the Company's business, financial condition and results of operations.

RAPID TECHNOLOGICAL CHANGE; NEED FOR NEW PRODUCT INTRODUCTIONS

    The market for the Company's switching products is characterized by rapid technological advances, frequent new product introductions and enhancements, and significant price competition. The introduction of products incorporating superior or alternative technologies, the emergence of new industry standards or changes in the market's pricing structure could render the Company's existing products and products under development obsolete or unmarketable. The Company's switching systems combine components, such as printed circuit boards, connectors, cable assemblies, power supplies and enclosures, that are manufactured by other companies and are generally available to the Company's competitors and potential competitors. The Company's future success will depend in large part upon its continued innovative application of such commercially available components to the expansion and enhancement of its existing products and the development and introduction of new products which address changing customer needs on a cost-effective and timely basis. The Company's failure to respond on a timely basis to technological developments, changes in industry standards or customer requirements, or any significant delay in product development or introduction could have a material adverse effect on the Company's business, financial condition and results of operations. Due to the Company's significant reliance on OEM relationships, the Company's product development efforts are often focused on developing new products or enhancements for OEM customers. At times, these new products or enhancements may not be readily marketable to other customers without significant modification. The termination or significant disruption of the Company's relationship with any OEM or other customer for whom the Company has devoted significant product development resources is likely to result in lost opportunities with respect to the development of other products or enhancements.

DEPENDENCE UPON SUPPLIERS AND OUTSOURCED MANUFACTURING

    The principal components of the Company's switching products are power supplies, cable assemblies, line filters, enclosures and printed circuit boards, all of which are purchased from outside vendors. The Company buys components under purchase orders and generally does not have long-term agreements with its suppliers. Any termination of or significant disruption in the Company's relationship with suppliers of its switching product components may prevent the Company from filling customer orders in a timely manner, as the Company generally does not maintain large inventories of its products or components.
The Company purchases a number of the components for its switching products from sole or a limited number of suppliers. For example, the Company currently obtains printed circuit boards included in, and the partial assembly of, concentrator switches from a single source. In addition, the frames for the Company's server cabinet systems are obtained from a single source and the sheet metal components are purchased locally from a small number of manufacturers.
The Company has occasionally experienced and may in the future experience delays in delivery of such components. Although alternate suppliers are available for most of the components and services needed to produce the Company's products, the number of suppliers of some components is limited, and qualifying a replacement supplier and receiving components from alternate suppliers could take several months. The Company depends upon its suppliers to deliver components that are free from defects, competitive in functionality and cost and in compliance with the Company's specifications and delivery schedules. Disruption in supply, a significant increase in the cost of one or more components, failure of a third party supplier to remain competitive in functionality or price, or the failure of a supplier to comply with any of the Company's procurement needs could delay or interrupt the Company's ability to manufacture and deliver its products to customers on a timely basis, thereby adversely affecting the Company's business, financial condition and results of operations.

    The Company relies on third party manufacturers for subassembly of the Company's products. These outsourcing arrangements, and any future outsourcing arrangements involve numerous risks, including reduced control over product quality, delivery schedules, manufacturing yields and costs. Moreover, although arrangements with such manufacturers may contain provisions for warranty obligations on the part of such manufacturers, the Company remains primarily responsible to its customers for warranty obligations.

RELIANCE ON CLIENT/SERVER MARKET; IMPROVING NETWORK RELIABILITY AND TOOLS

    The Company's business is dependent upon the continued acceptance of the PC-based client/server model of network computing. Although distributed network computing utilizing client/server architecture has gained increasing acceptance, there can be no assurance that use of this networking model will continue to grow or that it will not be replaced by new technologies for network computing, thereby rendering the Company's products obsolete. In addition, the market for the Company's switching products is driven in part by the inherent unreliability of client/server networks. As client/server networks continue to proliferate, however, server manufacturers and software providers may develop greater reliability and better tools for managing networks. To the extent that greater reliability and better network management tools are successfully developed, the Company's switching products could be rendered obsolete, which would have a material adverse effect on the Company's business, financial condition and results of operations.

RISKS RELATING TO DEVELOPMENT OF EXPANDED RESELLER CHANNEL

    The Company expects to rely increasingly on resellers, including value added resellers and systems integrators, to sell its branded products, and the Company's strategy contemplates the expansion of its reseller channel both domestically and internationally. The Company's future success will depend in part on its ability to attract, train and motivate such resellers. There can be no assurance that the Company will be successful in expanding its reseller channel. The Company will be required to invest significant additional resources in order to expand its reseller channel, and there can be no assurance that the cost of the Company's investment in further developing this channel will not exceed the revenues generated from such investment. The Company provides and expects to continue providing discounts and other special pricing arrangements to its resellers. As a result of such discounts and other arrangements, the Company's gross margins on sales through resellers are expected to be lower than gross margins on direct sales. Although the Company's existing reseller arrangements generally do not afford material rights of return, as the Company expands its reseller channel, the Company expects that certain resellers will have significant rights of return. There can be no assurance that actual returns in the future will not have a material adverse effect on the Company's business, financial condition and results of operations. See "--Product Returns and Warranty Claims." The Company's agreements with its resellers generally are nonexclusive and may be terminated on short notice by either party without cause. The Company's resellers are not within the control of the Company, are not obligated to purchase products from the Company and frequently offer products of several different manufacturers, including products competitive with the Company's products. There can be no assurance that these resellers will not give higher priority to the sale of such other products. A reduction in sales efforts by the Company's resellers could lead to reduced sales by the Company and could materially adversely affect the Company's business, financial condition and results of operations.

DEPENDENCE ON KEY PERSONNEL

    The Company is dependent in large part upon its ability to retain its key management and technical personnel, including Kevin Hafer, President and Chief Executive Officer, and Chris Sirianni, Vice President, Sales and Marketing. The future success of the Company will be highly dependent upon the personal efforts of Mr. Hafer, Mr. Sirianni and other key management and technical personnel, and the loss of services of any one of them could have a material adverse effect on the Company's business, financial condition and results of operations.
Mr. Hafer is the only executive officer or employee with whom the Company has entered into an employment agreement and the only executive officer upon whom the Company maintains "key-man" life insurance. The Company's success will also be dependent in part upon its ability to attract, retain and motivate highly skilled employees. Competition for employees with the skills required by the Company, particularly engineering and other technical personnel, is intense, and there can be no assurance that the Company will be able to attract and retain highly skilled employees in sufficient numbers to sustain its current business or to support future growth.

MANAGEMENT OF GROWTH

    In recent periods, the Company has experienced rapid revenue and customer growth and expansion in the number of its employees, its product offerings and the scope and complexity of its financial systems. This growth has placed significant strain on the Company's management, operational and financial resources and has resulted in new and increased responsibilities for management personnel. The Company's officers have had limited or no experience in managing companies larger than the Company, and, in addition, the Company's Chief Financial Officer was hired in September 1996. There can be no assurance that the Company's management, personnel, systems, procedures and controls will be adequate to support the Company's existing and future operations. The Company's ability to effectively manage its recent growth and any future growth will require the Company to continue to implement and improve its operational, financial and information systems and will likely require additional management personnel. In addition, the Company believes that it must develop greater engineering, marketing, sales and customer support capabilities in order to develop new products and product enhancements, secure new customers at a rate necessary to achieve desired growth and effectively serve the evolving needs of present and future customers. There can be no assurance that the Company will be successful in strengthening these capabilities. Without adequate management, engineering, product development, marketing and sales and customer support capabilities, the Company's ability to effectively manage its growth, expand and enhance its product line, further penetrate its existing markets and develop new markets will be significantly limited. If the Company's management is unable to effectively manage the Company's growth, the business, financial condition and results of operations of the Company will be materially adversely affected.

PRODUCT RETURNS AND WARRANTY CLAIMS

    The Company's products carry warranties for parts and service. Although the Company's historical product return and warranty claims have not been significant, the Company's business, financial condition and results of operations could be materially adversely affected should the rate of product returns or warranty claims increase in the future. In addition, the Company may change its warranty policies in the future as a result of competitive pressures.

LIMITED PROTECTION OF PROPRIETARY RIGHTS; RISKS OF THIRD PARTY INFRINGEMENTS

    The Company's future success will depend in part upon its ability to protect its proprietary rights in its products. The Company seeks to protect its intellectual property rights by invoking the benefits of the patent, trademark, copyright, trade secret and unfair competition laws of the United States, which afford only limited protection. While the Company has no patents granted, it has filed a United States patent application and a corresponding application under the provisions of the Patent Cooperation Treaty (which permits the filing of corresponding foreign patent applications in numerous foreign countries within a limited time period) with respect to various aspects of its OUTLOOK and VIEWPOINT products and its On Screen Configuration And Reporting ("OSCAR") interface. There can be no assurance that patents will issue from any of the Company's pending applications or that any claims allowed from pending applications will be of sufficient scope or strength, or be issued in all countries where the Company's products can be sold, or provide meaningful protection or any commercial advantage to the Company. Moreover, competitors of the Company may be able to design around the Company's patents if any are issued. The laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold, may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus increase the likelihood of piracy of the Company's technology and products. Although the Company is not aware of any current infringement of its intellectual property rights, or any violation of its trade secrets or nondisclosure or licensing arrangements, there can be no assurance that the steps taken by the Company to protect its intellectual property rights will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

    The network server, electronics and related industries are characterized by vigorous pursuit and protection of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. The Company may from time to time be subject to proceedings alleging infringement by the Company of intellectual property rights owned by third parties. If necessary or desirable, the Company may seek licenses under such intellectual property rights. However, there can be no assurance that licenses will be offered or that the terms of any offered license will be acceptable to the Company. The failure to obtain a license from a third party for technology used by the Company could cause the Company to incur substantial liabilities and to suspend or cease the manufacture of products requiring such technology.

    Further, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Litigation by or against the Company could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation results in a favorable determination for the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, suspend or cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to the infringing technology. There can be no assurance that the Company would be successful in such development or that such licenses would be available on reasonable terms, or at all, and any such development or license could require expenditures by the Company of substantial time and other resources. In the event that any third party makes a successful claim against the Company or its customers and a license is not made available to the Company on commercially reasonable terms, the Company's business, financial condition and results of operations would be adversely affected.

INCREASED DEMANDS ON CUSTOMER SUPPORT OPERATIONS

    Growth of the Company's branded sales, should it occur, is likely to be accompanied by increasing demands on the Company's customer support operations. As a result of the Company's commitment to a high level of customer support, the Company is likely to need to invest significant resources in the maintenance and improvement of its customer support resources. Any failure to maintain adequate customer support could cause customer dissatisfaction, result in reduced sales of the Company's products and, accordingly, materially adversely affect the Company's business, financial condition and results of operations.

RISKS RELATING TO DEVELOPMENT OF INTERNATIONAL DISTRIBUTION NETWORK AND INTERNATIONAL SALES

    The Company's strategy contemplates the development of an international distribution network in an effort to increase international sales of its branded switching products. There can be no assurance that the Company will be successful in creating an international distribution network or in marketing and selling its products in foreign markets. If the revenues generated by international sales are not adequate to recover the expense of establishing, expanding and maintaining an international distribution network, the Company's business, financial condition and results of operations will be materially adversely affected. If international sales become a more significant component of the Company's net sales, the Company's business will become more vulnerable to the risks inherent in doing business on an international level, including difficulties in managing foreign resellers, longer payment cycles and problems in collecting accounts receivable, the effects of seasonal customer demand, changes in regulatory requirements, export restrictions, tariffs and other trade barriers, fluctuations in currency exchange rates, potentially adverse tax consequences and political instability. The existence or occurrence of any one of these factors could have a material adverse effect on the Company's business, financial condition and results of operations.

LIMITED INDEPENDENT OPERATING HISTORY

    The business of the Company was operated as a division of, and was provided financial and operational support by, Apex Computer Company (the "Predecessor") through January 1993. In February 1993, the net assets of that division were spun off as a dividend to the sole shareholder of the Predecessor, who contributed those assets to the Company as its initial capital. The historical core business of the Company, computer maintenance services, was discontinued in mid-1994. As a company with limited independent operating history, the Company is subject to the risks inherent in a new business enterprise, including limited predictability of future operating results, competition from more established businesses, limited financial resources, limited management resources, limited sales and distribution capabilities, limited technical personnel resources and vulnerability to adverse economic conditions. Although the Company achieved profitability for the eleven months ended December 31, 1993 and was profitable in 1994, 1995 and 1996, there can be no assurance that growth in net sales will continue or that the Company will be able to achieve or sustain profitability on a quarterly or annual basis in the future.

ITEM 2.  DESCRIPTION OF PROPERTY.

    The Company entered into a three-year lease in March 1995 and occupies approximately 25,000 square feet in an industrial office building in Woodinville, Washington. The rent for the Company's facilities is approximately

$18,000 per month plus taxes, insurance and normal maintenance. Although the Company believes that its facilities are adequate for its current needs, it has signed a lease amendment to add approximately 11,000-12,000 square feet in the same industrial office building by mid-1997. These additional facilities will increase monthly rent by approximately $7,000 plus taxes, insurance and normal maintenance.

ITEM 3.  LEGAL PROCEEDINGS.

         The Registrant is not involved in any material litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         (a) The Company's shareholders acted by unanimous written consent effective October 28, 1996.

         (b) The shareholders elected Edwin L. Harper as a director of the Company. Kevin J. Hafer, Sterling Crum, Jeffrey T. Chambers and William McAleer continued in their capacities as directors after the effective date of the shareholder consent.

         (c) The election of Mr. Harper as a director was the only matter solicited for consent. All of the Company's outstanding shares were voted in favor of Mr. Harper's election, none were voted against, and none were withheld.

                                       PART II
ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK; HOLDERS OF RECORD

    The Company's Common Stock has been quoted on the Nasdaq National Market System under the symbol "APEX" since February 19, 1997. The following table shows the high and low closing sales prices for the Common Stock for the periods indicated, as reported by the Nasdaq National Market System.


Quarter ended March 31, 1997                       High      Low
                                                   ----      ---
(February 19, 1997 through March 31, 1997)        $10.50    $8.13

The closing sales price of the Company's Common Stock as reported on the Nasdaq National Market System on April 21, 1997 was $7.50 per share. As of April 21, 1997 there were 27 holders of record of the Company's Common Stock.

DIVIDEND POLICY

    No cash dividends were declared or paid in 1996, and, for the foreseeable future, the Company expects to retain earnings to finance the expansion and development of its business. The payment of dividends is within the discretion of the Company's Board of Directors and will depend on the earnings, capital requirements and operating and financial condition of the Company, among other factors. In addition, the Company's line of credit facility prohibits the payment of dividends if any loans are outstanding under such facility.

    From its inception through October 31, 1995, the Company was treated for federal income tax purposes as an S Corporation under Subchapter S of the Internal Revenue Code of 1986, as amended. As a result, the Company's earnings from its inception through October 31, 1995 (the "Termination Date") were for federal income tax purposes taxed directly to the Company's sole shareholder, at his individual federal income tax rate, rather than to the Company. Subsequent to the Termination Date, the Company was no longer treated as an S Corporation and, accordingly, has been subject to federal and state income taxes on its earnings after October 31, 1995. In 1995, prior to the Termination Date, the Company's Board of Directors declared dividends in the aggregate amount of $4,614,322.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

THE INFORMATION IN THIS ITEM 6 - "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION" CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS RELATING TO THE COMPANY'S REVENUES, EXPENSES, MARGINS, LIQUIDITY AND CAPITAL NEEDS. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "DESCRIPTION OF BUSINESS - RISK FACTORS."

OVERVIEW

    The Company designs, manufactures and markets stand-alone switching systems and integrated server cabinet solutions for the client/server computing market. The Company operated as a division of Apex Computer Company (the "Predecessor") through January 1993, providing computer maintenance services to Microsoft and selling integrated server cabinets and, to a limited extent, stand-alone switching systems, primarily to Microsoft. In February 1993, the assets of that division were spun off as a dividend to the sole shareholder of the Predecessor, who contributed those assets as the initial capital of the Company. Throughout 1993, the Company derived revenue primarily from the provision of computer maintenance services to Microsoft. In May 1994, the Company began selling stand-alone switching systems to Compaq for integration into server cabinets.
In June 1994, the Company
discontinued its computer maintenance service business and determined to concentrate on sales of stand-alone switching products and server cabinets, including server cabinets with integrated switching systems.

    In December 1995, the Company effected a leveraged recapitalization (the "Leveraged Recapitalization") pursuant to which (i) the Company redeemed from one of its shareholders Common Stock representing a 50% voting interest in the Company prior to the Leveraged Recapitalization for approximately $12.5 million in cash and a Class B Subordinated Promissory Note in the principal amount of $10.0 million, and (ii) the Company sold to a group of entities affiliated with TA Associates, Inc. (the "TA Group") Common Stock and Series A Redeemable and Convertible Preferred Stock representing a 50% voting interest in the Company after the Leveraged Recapitalization for $2.5 million and sold to the TA Group Class A Subordinated Promissory Notes in the aggregate principal amount of $10.0 million.

    In February 1997, the Company consummated an initial public offering of its Common Stock (the "IPO") and received net proceeds of approximately $28.4 million. Approximately $20.0 million of such proceeds was used to repay the subordinated promissory notes issued by the Company in connection with the Leveraged Recapitalization. In connection with the IPO, all of the Series A Redeemable and Convertible Preferred Stock was converted into shares of the Company's Common Stock.

    From its inception through October 31, 1995 (the "Termination Date"), the Company was treated for federal income tax purposes as an S Corporation under Subchapter S of the Internal Revenue Code of 1986, as amended. As a result, the Company's earnings from its inception through the Termination Date were for federal income tax purposes taxed directly to the Company's sole shareholder, at his individual federal income tax rate, rather than to the Company. The pro forma provision for income taxes reflects an estimate of income tax expense at federal statutory rates as if the Company were taxable as a C Corporation for each of the years ended December 31, 1994 and 1995. See Notes 1 and 11 of Notes to Financial Statements.

    A substantial portion of the Company's sales are concentrated among a limited number of OEM customers. For 1994, 1995 and 1996, sales to the Company's OEM customers, represented approximately 38%, 69% and 71% of the Company's net sales, respectively. The Company's OEM business is subject to risks such as contract termination, reduced or delayed orders, adoption of competing products developed by third parties for the OEM or by the OEM's internal development team, and change in corporate ownership, financial condition, business direction or product mix by the OEM, any of which could have a material adverse effect on the Company's results of operations. The Company has experienced, and may continue to experience, significant reductions or delays in orders from its OEM customers which have had and may in the future have a material adverse effect on the Company's quarterly sales and operating results. In December 1995, one of the Company's OEM customers determined that its orders of Company switches in late 1995 exceeded its needs. Accordingly, at such customer's request, the Company delayed its scheduled deliveries to such OEM for additional switches in the first half of 1996. While the Company has contracts with certain of its existing OEM customers, none of the Company's OEM customers is obligated to purchase products from the Company except pursuant to binding purchase orders. The failure of any of the Company's OEMs to continue to place orders at current or anticipated levels would likely have a material adverse effect on the Company's business, financial condition and results of operations.

    In 1995, the Company entered into an OEM arrangement with IBM for the production of an integrated server cabinet system incorporating the Company's switching products. While the products supplied by the Company met IBM's requirements, IBM concluded that its program had not achieved desired results and sought to terminate the program in mid-1996 after the Company had expended significant product development and operational resources in connection with this OEM arrangement. Although the Company negotiated a settlement that covered its direct costs associated with the program, the Company's branded product development efforts were delayed as a result of the Company's commitment of substantial product development resources to the IBM program in the third and fourth quarters of 1995 and the first quarter of 1996. IBM accounted for only 1% of the Company's net sales in 1995, but accounted for 18% of the Company's net sales in 1996.

    The Company is currently experiencing increased price competition in both the market for stand-alone switching systems and the market for integrated server cabinet systems and expects that pricing pressures will increase in the future. Increased competition could result in price reduction and loss of market share which would adversely affect the Company's business, financial condition and results of operations. See "Description of Business - Risk Factors."

Results of Operations

    The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales:

                                                                                                Years Ended
                                                                                                December 31,
                                                                                                ------------
                                                                                      1994        1995          1996
                                                                                    --------    --------      -------
Net sale . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        100.0%      100.0%       100.0%
Cost of sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          61.5        54.1         57.2
                                                                                    --------    --------      -------
Gross margin . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          38.5        45.9         42.8
                                                                                    --------    --------      -------
Operating expenses:
    Research and development . . . . . . . . . . . . . . . . . . . . . . . . .           3.8         4.6          2.9
    Sales and marketing. . . . . . . . . . . . . . . . . . . . . . . . . . . .           5.0         8.3          7.4
    General and administrative . . . . . . . . . . . . . . . . . . . . . . . .          16.9        14.0         10.7
                                                                                    --------    --------      -------
            Total operating expenses . . . . . . . . . . . . . . . . . . . . .          25.7        26.9         21.0
                                                                                    --------    --------      -------
Income from operations . . . . . . . . . . . . . . . . . . . . . . . . . . . .          12.8        19.0         21.8
                                                                                    --------    --------      -------
Interest income (expense), net . . . . . . . . . . . . . . . . . . . . . . . .           0.1       (0.9)        (5.6)
                                                                                    --------    --------      -------
Income from continuing operations before provision for income taxes. . . . . .          12.9        18.1         16.2
Provision for income taxes (pro forma through December 31, 1995) . . . . .               4.4         6.2          5.5
                                                                                    --------    --------      -------
Income from continuing operations (pro forma through December 31, 1995). . . .           8.5        11.9         10.7
Income from discontinued service operations (net of pro forma taxes) . . . . .           5.4          --           --
                                                                                    --------    --------      -------
Net income (pro forma through December 31, 1995) . . . . . . . . . . . . . . .         13.9%       11.9%        10.7%
                                                                                    --------    --------      -------
                                                                                    --------    --------      -------

YEARS ENDED DECEMBER 31, 1996 AND 1995

 NET SALES. The Company's net sales consist of sales of stand-alone switching systems and integrated server cabinets. Net sales increased 71% to $33.6 million for 1996 from $19.7 million for 1995. This increase was due primarily to increased sales of stand-alone switching systems to OEMs, sales of integrated server cabinet systems to IBM in the first half of 1996, and, to a lesser extent, sales of branded switching systems to resellers.

 GROSS MARGIN. Gross margin is affected by a variety of factors, including: the ratio of OEM sales to branded sales, as OEM sales typically have lower gross margins than branded sales; product mix, including the percentage of cabinet system sales which generally have lower gross margins than sales of stand-alone switching systems; raw materials and labor costs; new product introductions by the Company and its competitors; and the level of outsourcing of manufacturing and assembly services by the Company. Gross margin declined to 42.8% for 1996 from 45.9% for 1995, due to increased OEM sales as a percentage of net sales, including sales of cabinet systems to IBM in the first half of 1996, as well as increased outsourcing by the Company of component assembly to meet customer demand. In addition, the Company accrued $630,000 and $215,000, respectively, in warranty and inventory reserves in 1996. To date, the Company has not experienced significant product returns. The increase in warranty reserves in 1996 was the result of the Company's evaluation of the composition of its current product mix and the Company's increased sales of OEM and branded switching systems which the Company believes increased its warranty exposure. The Company expects that increased competition may affect pricing and therefore erode the Company's gross margins in the future. See "Description of Business - Risk Factors - Intense Competition."

 RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses include compensation for engineers and materials costs and are expensed as they are incurred. Research and development expenses increased to $965,000 for 1996 from $913,000 for 1995, but decreased as a percentage of net sales to 2.9% for 1996 from 4.6% for 1995. The Company believes that the timely development of innovative products and enhancements to existing products is essential to maintaining its competitive position and, therefore, expects research and development expenditures to increase in absolute dollars and as a percentage of net sales.

 SALES AND MARKETING EXPENSES. Sales and marketing expenses include promotional material, trade show expenses and sales and marketing personnel costs, including sales commissions and travel. Sales and marketing expenses increased to $2.5 million for 1996 from $1.6 million for 1995, but declined as a percentage of net sales to 7.4% for 1996 from 8.3% for 1995. The increase in absolute dollars was primarily due to increased advertising and trade show expenses, including travel, and, to a lesser extent, increased personnel costs. The Company expects these expenditures to increase in absolute dollars as it seeks to increase its branded sales.

 GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include personnel costs for administration, finance, human resources and general management, as well as rent, utilities and legal and accounting expenses, and provision for Washington State's gross receipts tax. General and administrative expenses increased to $3.6 million for 1996 from $2.8 million for 1995. As a percentage of net sales, general and administrative expenses declined to 10.7% for 1996 from 14.0% for 1995. The increase in absolute dollars was primarily due to the move to larger facilities by the Company in September 1995 which increased rent, an increase in the Company's allowance for doubtful accounts, state tax increases associated with increased net sales and, to a lesser extent, increased legal and accounting costs and the addition of corporate infrastructure to support the Company's growth in net sales. The addition of personnel in the Company's finance and administration departments, together with expenses such as legal and accounting fees associated with being a public company, are expected to increase general and administrative costs in the future.

 NET INTEREST EXPENSE (INCOME). Net interest expense increased to $1.9 million for 1996 from $186,000 for 1995. The increase in net interest expense resulted from indebtedness incurred in the Leveraged Recapitalization.

 PROVISION FOR INCOME TAXES. The provision for income taxes was approximately $1.9 million for 1996. The effective federal tax rate for 1996 was approximately 34%.

 NET INCOME. Net income increased to $3.6 million for 1996 from pro forma net income of $2.3 million for 1995 due primarily to increased sales and related gross profits offset in part by increased interest expense associated with the Leveraged Recapitalization. As a percentage of net sales, net income declined to 10.7% for 1996 from 11.9% (pro forma) for 1995. The increase in absolute dollars and the decrease as a percentage of net sales was due to the factors discussed above.

YEARS ENDED DECEMBER 31, 1995 AND 1994

 NET SALES. Net sales increased 169% to $19.7 million for 1995 from $7.3 million for 1994. This increase was primarily due to the initiation and growth of sales of stand-alone switching systems to OEM customers and, to a lesser extent, an increase in sales of branded stand-alone switching systems.

 GROSS MARGIN. Gross margin increased to 45.9% for 1995 from 38.5% for 1994, primarily due to greater sales of stand-alone switching systems, which generally have higher gross margins than server cabinets, and, to a lesser extent, increases in branded sales with higher gross margins and economies of scale gained from volume increases.

 RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased to $913,000 for 1995 from $278,000 for 1994. As a percentage of net sales, research and development expenses increased to 4.6% in 1995 from 3.8% in 1994. The increases in absolute dollars and as a percentage of net sales were primarily due to the addition of new engineers and the development of Outlook and Viewpoint prototypes.

 SALES AND MARKETING EXPENSES. Sales and marketing expenses increased to $1.6 million for 1995 from $370,000 for 1994. As a percentage of net sales, sales and marketing expenses increased to 8.3% in 1995 from 5.0% in 1994. The increases in absolute dollars and as a percentage of net sales were primarily due to increased advertising and tradeshow expenses and, to a lesser extent, sales commissions and personnel costs.

 GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $2.8 million for 1995 from $1.2 million for 1994. As a percentage of net sales, general and administrative expenses declined to 14.0% in 1995 from 16.9% in 1994. The increase in absolute dollars was primarily due to approximately $1.4 million incurred in December 1995 for transaction costs and bonuses associated with the Leveraged Recapitalization.

 NET INTEREST EXPENSE (INCOME). Net interest expense was $186,000 in 1995. The Company earned interest income of $7,000 in 1994. The increase in interest expense from 1994 to 1995 resulted from certain loans made to the Company by its founder and former sole shareholder.

 NET INCOME. Pro forma net income increased to $2.3 million for 1995 from $1.0 million for 1994. As a percentage of net sales, pro forma net income declined to 11.9% in 1995 from 13.9% in 1994. The increase in absolute dollars and the decline as a percentage of net sales were due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 1996 the Company's principal sources of liquidity consisted of approximately $2.1 million in cash and cash equivalents.

    In addition, the Company has, since December 1995, had a line of credit with a bank that allows it to borrow up to a specified amount based upon its accounts receivable. The Company also has a letter of credit arrangement pursuant to which the bank will issue commercial letters of credit up to an aggregate of $3.0 million (less any amounts outstanding under the line of credit) at prime plus 1.5%. The combined line of credit and letter of credit facility was renewed in early April 1997 (with a maturity date of April 30, 1998), in connection with which the aggregate borrowing capacity was increased from $3.0 million to $5.0 million and the interest rate was reduced from prime plus 1.5% to prime. There were no borrowings under the line of credit and the letter of credit facility throughout 1996 and through March 1997. Thus, all $3.0 million was available through March 1997, and all $5.0 million thereafter.

    The Company's operating activities generated cash of $725,000 for 1996, $2.2 million for 1995 and $1.4 million for 1994. See Note 1 of Notes to Financial Statements and "Certain Relationships and Related Transactions." The decrease in cash flow from operations in 1996 when compared with 1995 resulted from increased interest expense and payments of accrued expenses. At
December 31, 1996, the Company's OEM customers (including IBM) accounted for 75% of the accounts receivable. See Note 1 of Notes to Financial Statements.

    In December 1995, the Company effected the Leveraged Recapitalization pursuant to which the Company sold 1.6 million shares of Common Stock for a total price of approximately $294,000, 300,000 shares of Series A Redeemable and Convertible Preferred Stock for a total price of approximately $2.2 million and $10.0 million in aggregate principal amount of Class A Subordinated Promissory Notes. In connection therewith, the Company redeemed from one of its shareholders 4.0 million shares of Common Stock for an aggregate price of approximately $22.5 million, consisting of cash of approximately $12.5 million and the issuance of a Class B Subordinated Promissory Note in the aggregate principal amount of $10.0 million. The Class A and Class B Subordinated Promissory Notes bore interest at a rate of 7% per annum, provided for quarterly interest payments and required the repayment of all principal and any accrued and unpaid interest upon the consummation of certain liquidity events, including the Company's IPO. As of December 31, 1996 the Company had outstanding indebtedness of $20.0 million in principal amount of Class A and Class B Subordinated Promissory Notes.

    As part of the Leveraged Recapitalization, Kevin J. Hafer, the Company's President and Chief Executive Officer, received 200,000 shares of the Company's Series B Redeemable Preferred Stock. This Series B Redeemable Preferred Stock was fully vested on January 1, 1997. The Company redeemed 80,000 shares of such Series B Redeemable Preferred Stock on January 1, 1997 for $5.00 per share (an aggregate of $400,000) and redeemed the balance of such shares for $5.00 per share (an aggregate of $600,000) upon the consummation of the Company's IPO.

    In February 1997, the Company consummated the IPO. The net proceeds to the Company from the IPO were approximately $28.4 million. Of that amount, $20.0 million were used to repay the indebtedness evidenced by the Class A and Class B Subordinated Promissory Notes, and $600,000 were used to redeem the balance of Mr. Hafer's Series B Redeemable Preferred Stock. Approximately $5.6 million of the net proceeds from the IPO were used by the Company in February 1997 to repay long-term bank debt of the Company incurred in connection with the Leveraged Recapitalization. Because of the early retirement of the long-term debt, the Company's statement of operations in the first quarter of 1997 (and for the year ended December 31, 1997) will reflect an extraordinary loss for the write-off of deferred financing costs of approximately $220,000 associated with the subordinated promissory notes and long-term bank debt.

    After repayment of the Class A and Class B Subordinated Promissory Notes and long-term bank debt, redemption of 120,000 shares of Series B Redeemable Preferred Stock from Mr. Hafer and payment of IPO expenses (including $190,000 of Directors and Officers insurance policy premium which is being expensed in 1997 as a period cost), the remaining proceeds from the IPO were approximately $2.2 million. The Company believes that existing cash balances, cash generated from operations and the funds available to it under credit facilities, together with the remaining proceeds from the IPO, will be sufficient to fund its operations through 1997.

ITEM 7.  FINANCIAL STATEMENTS.


                            APEX PC SOLUTIONS, INC.
                         INDEX TO FINANCIAL STATEMENTS

                                                                                                          PAGE
                                                                                                      ------------
Report of Independent Accountants...................................................................      F-2

Financial Statements:

  Balance Sheets....................................................................................      F-3

  Statements of Operations..........................................................................      F-4

  Statement of Changes in Shareholders' Equity (Deficit)............................................      F-5

  Statements of Cash Flows..........................................................................      F-6

  Notes to Financial Statements.....................................................................   F-7 - F-17

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
Apex PC Solutions, Inc.

    We have audited the accompanying balance sheets of Apex PC Solutions, Inc. (the "Company") as of December 31, 1995 and 1996 and the related statements of operations, changes in shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Apex PC Solutions, Inc. as of December 31, 1995 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                        COOPERS & LYBRAND L.L.P.


Seattle, Washington
January 17, 1997

                            APEX PC SOLUTIONS, INC.

                                 BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1996

                                                                                            1995         1996
                                                                                         -----------  -----------
                                                     ASSETS
Current assets:
  Cash and cash equivalents............................................................  $ 2,676,290  $ 2,118,887
  Accounts receivable, net of allowance for doubtful accounts..........................    4,499,404    6,170,193
  Inventories..........................................................................    1,257,772    1,653,011
  Prepaid expenses.....................................................................      124,047      130,218
  Deferred tax assets..................................................................       60,000      800,700
                                                                                         -----------  -----------
    Total current assets...............................................................    8,617,513   10,873,009
                                                                                         -----------  -----------
Property and equipment, at cost:
  Leasehold improvements...............................................................      --             4,677
  Furniture and office equipment.......................................................      125,846      273,831
  Computer and other equipment.........................................................      159,330      380,334
                                                                                         -----------  -----------
                                                                                             285,176      658,842
  Less accumulated depreciation........................................................       86,089      195,959
                                                                                         -----------  -----------
                                                                                             199,087      462,883
                                                                                         -----------  -----------
Other assets...........................................................................      231,400      617,255
                                                                                         -----------  -----------
Total assets...........................................................................  $ 9,048,000  $11,953,147
                                                                                         -----------  -----------
                                                                                         -----------  -----------

                                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current portion of long-term debt....................................................  $   674,125  $   504,349
  Accounts payable.....................................................................      930,265      530,525
  Accrued wages and commissions........................................................    1,739,703      554,352
  Accrued warranty costs...............................................................      --           630,000
  Other accrued expenses...............................................................      343,337      282,040
  Deferred revenue.....................................................................      280,302      --
                                                                                         -----------  -----------
    Total current liabilities..........................................................    3,967,732    2,501,266
  Subordinated debt....................................................................   20,000,000   20,000,000
  Long-term debt, less current portion.................................................    5,614,988    5,110,549
  Deferred taxes.......................................................................        8,000       16,500
                                                                                         -----------  -----------
  Total liabilities....................................................................   29,590,720   27,628,315
                                                                                         -----------  -----------
Commitments and contingencies
  Preferred stock, Series A redeemable and convertible, no par value, 300,000 shares
    authorized, issued and outstanding.................................................    2,205,000    2,205,000
  Preferred stock, Series B redeemable, no par value; 200,000 shares authorized, issued
    and outstanding....................................................................    1,000,000    1,000,000
                                                                                         -----------  -----------
Shareholders' equity (deficit):
  Preferred stock, 100,000 shares authorized, no shares issued and outstanding
  Common stock, no par value; 10,000,000 shares authorized; 5,600,000 and 6,260,016
  shares issued and outstanding........................................................      295,000      648,260
  Deferred compensation................................................................   (1,000,000)     (93,431)
  Accumulated deficit..................................................................  (23,042,720) (19,434,997)
                                                                                         -----------  -----------
  Total shareholders' equity (deficit).................................................  (23,747,720) (18,880,168)
                                                                                         -----------  -----------
  Total liabilities and shareholders' equity (deficit).................................  $ 9,048,000  $11,953,147
                                                                                         -----------  -----------
                                                                                         -----------  -----------

   The accompanying notes are an integral part of these financial statements.

                            APEX PC SOLUTIONS, INC.
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                                                                           1994          1995           1996
                                                                       ------------  -------------  -------------
Net sales............................................................  $  7,310,565  $  19,670,619  $  33,621,936
Cost of sales........................................................     4,493,275     10,635,672     19,238,965
                                                                       ------------  -------------  -------------
    Gross profit.....................................................     2,817,290      9,034,947     14,382,971
                                                                       ------------  -------------  -------------
Research and development.............................................       277,878        913,027        965,030
Sales and marketing..................................................       370,264      1,631,075      2,481,356
General and administrative...........................................     1,235,657      2,753,763      3,608,897
                                                                       ------------  -------------  -------------
    Total operating expenses.........................................     1,883,799      5,297,865      7,055,283
                                                                       ------------  -------------  -------------
    Income from operations...........................................       933,491      3,737,082      7,327,688
                                                                       ------------  -------------  -------------
Interest income (expense), net.......................................         7,023       (186,302)    (1,859,170)
                                                                       ------------  -------------  -------------
Income from continuing operations before income taxes................       940,514      3,550,780      5,468,518
Benefit (provision) for income taxes.................................       --              52,000     (1,860,795)
                                                                       ------------  -------------  -------------
    Income from continuing operations................................       940,514      3,602,780      3,607,723
Discontinued operations:
  Income from discontinued service operations........................       601,064       --             --
                                                                       ------------  -------------  -------------
    Net income.......................................................  $  1,541,578  $   3,602,780  $   3,607,723
                                                                       ------------  -------------  -------------
                                                                       ------------  -------------  -------------
Pro forma data (Note 1):
  Historical net income..............................................  $  1,541,578  $   3,550,780  $   5,468,518
  Pro forma provision for income taxes...............................       524,137      1,207,265      1,860,795
                                                                       ------------  -------------  -------------
  Pro forma net income...............................................  $  1,017,441  $   2,343,515  $   3,607,723
                                                                       ------------  -------------  -------------
                                                                       ------------  -------------  -------------
  Pro forma income per share.........................................                $        0.20  $        0.40
                                                                                     -------------  -------------
                                                                                     -------------  -------------
  Weighted average shares used in computing pro forma net income per
    share............................................................                   11,491,932      9,091,932
                                                                                     -------------  -------------
                                                                                     -------------  -------------

   The accompanying notes are an integral part of these financial statements.

                            APEX PC SOLUTIONS, INC.
             STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                                                     COMMON STOCK                           RETAINED
                                              --------------------------    DEFERRED        EARNINGS
                                                SHARES        AMOUNT      COMPENSATION     (DEFICIT)         TOTAL
                                              -----------  -------------  -------------  --------------  --------------
Balances, January 1, 1994...................    8,000,000        586,075       --               371,108         957,183
Net income..................................      --            --             --             1,541,578       1,541,578
Distribution to shareholder.................      --            --             --            (1,037,124)     (1,037,124)
                                              -----------  -------------  -------------  --------------  --------------
Balances, December 31, 1994.................    8,000,000        586,075       --               875,562       1,461,637
Net income..................................      --            --             --             3,602,780       3,602,780
Distributions (cash and notes) to
  shareholder...............................      --            (585,075)      --            (5,022,062)     (5,607,137)
Deferred compensation related to issuance of
  Series B redeemable preferred stock.......      --            --          (1,000,000)        --            (1,000,000)
Issuance of common stock....................    1,600,000        294,000       --              --               294,000
Redemption of common stock..................   (4,000,000)      --             --           (22,499,000)    (22,499,000)
                                              -----------  -------------  -------------  --------------  --------------
Balances, December 31, 1995.................    5,600,000        295,000    (1,000,000)     (23,042,720)    (23,747,720)
Net income..................................      --            --             --             3,607,723       3,607,723
Issuance of common stock options............      --             170,574      (170,574)        --              --
Tax benefit of common stock options
  exercised.................................      --              56,002       --              --                56,002
Exercise of common stock options............      660,016        126,684       --              --               126,684
Amortization of deferred
  compensation..............................      --            --           1,077,143         --             1,077,143
                                              -----------  -------------  -------------  --------------  --------------
Balances, December 31, 1996.................    6,260,016  $     648,260   $   (93,431)  $  (19,434,997) $  (18,880,168)
                                              -----------  -------------  -------------  --------------  --------------
                                              -----------  -------------  -------------  --------------  --------------

   The accompanying notes are an integral part of these financial statements.

                            APEX PC SOLUTIONS, INC.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                                                                                 1994        1995       1996
                                                                               ---------  ----------  ---------
Cash flows from operating activities:
  Net income.................................................................  $1,541,578 $3,602,780  $3,607,723
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization............................................     43,530      60,288    154,225
    Amortization of deferred compensation....................................     --          --      1,077,143
    Loss on disposal of equipment............................................      2,583      10,614     --
    Deferred taxes...........................................................     --         (52,000)  (732,200)
    Tax benefit of common stock options exercised............................     --          --         56,002
    Provision for obsolete and slow moving inventory.........................     --          --        215,000
    Provision for doubtful accounts..........................................     --          30,000    305,893
    Changes in:
      Accounts receivable....................................................   (163,136) (3,052,603) (1,976,682)
      Inventories............................................................   (197,083)   (919,748)  (610,239)
      Prepaid expenses.......................................................    (45,346)    (71,579)    (6,171)
      Other assets...........................................................     --         (10,922)   (69,231)
      Accounts payable.......................................................    294,061     543,079   (399,740)
      Accrued wages and commissions..........................................     19,796   1,592,713  (1,185,351)
      Accrued warranty costs.................................................     --          --        630,000
      Other accrued expenses.................................................    (52,495)    226,028    (61,297)
      Deferred revenue.......................................................     --         280,302   (280,302)
                                                                               ---------  ----------  ---------
        Total adjustments....................................................    (98,090) (1,363,828) (2,882,950)
                                                                               ---------  ----------  ---------
        Net cash provided by operating activities............................  1,443,488   2,238,952    724,773
                                                                               ---------  ----------  ---------
Cash flows from investing activities:
  Proceeds from sale of equipment............................................      1,839      --         --
  Purchases of equipment.....................................................    (25,718)   (166,217)  (373,666)
                                                                               ---------  ----------  ---------
        Net cash used in investing activities................................    (23,879)   (166,217)  (373,666)
                                                                               ---------  ----------  ---------
Cash flows from financing activities:
  Distributions paid.........................................................   (792,279)   (992,815)    --
  Principal payments on notes to shareholder.................................   (249,845) (4,569,322)  (270,000)
  Proceeds from the issuance of long-term debt...............................     --      16,000,000     --
  Payment of long-term debt..................................................     --          (1,347)  (404,215)
  Payment of loan fees.......................................................     --        (220,478)   (45,000)
  Proceeds from issuance of Series A redeemable and convertible preferred
    stock....................................................................              2,205,000     --
  Proceeds from issuance of common stock and exercise of common stock
    options..................................................................     --         294,000    126,684
  Payment of deferred offering costs.........................................                 --       (315,979)
  Redemption of common stock.................................................     --      (12,499,000)    --
                                                                               ---------  ----------  ---------
        Net cash provided by (used in) financing activities..................  (1,042,124)    216,038  (908,510)
                                                                               ---------  ----------  ---------
Net increase (decrease) in cash and cash equivalents.........................    377,485   2,288,773   (557,403)
Cash and cash equivalents at beginning of period.............................     10,032     387,517  2,676,290
                                                                               ---------  ----------  ---------
Cash and cash equivalents at end of period...................................  $ 387,517  $2,676,290  $2,118,887
                                                                               ---------  ----------  ---------
                                                                               ---------  ----------  ---------
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest.....................................  $  23,295  $  186,817  $1,912,583
                                                                               ---------  ----------  ---------
                                                                               ---------  ----------  ---------
  Cash paid for Federal income taxes.........................................  $  --      $   --      $2,531,962
                                                                               ---------  ----------  ---------
                                                                               ---------  ----------  ---------
  Equipment obtained through capital lease...................................  $  --      $   20,460  $  --
                                                                               ---------  ----------  ---------
                                                                               ---------  ----------  ---------
  Distributions to shareholder evidenced by notes payable....................  $ 244,845  $4,614,322  $  --
                                                                               ---------  ----------  ---------
                                                                               ---------  ----------  ---------
  Redemption of common stock evidenced by note payable.......................  $  --      $10,000,000 $  --
                                                                               ---------  ----------  ---------
                                                                               ---------  ----------  ---------

   The accompanying notes are an integral part of these financial statements.

                            APEX PC SOLUTIONS, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    THE COMPANY

    Apex PC Solutions, Inc. (the "Company") was incorporated in December 1992. Through January of 1993, the Company operated as a division of another entity owned by the Company's shareholder. In February 1993, $586,075 in net assets were spun off from the related entity and represent the Company's initial capitalization. The predecessor bases of assets and liabilities contributed in the initial capitalization and recorded as contributed capital (common stock) were as follows:

Cash.............................................................  $ 131,200
Accounts receivable..............................................    410,340
Inventories......................................................    165,938
Plant and equipment..............................................     68,044
Accounts payable.................................................   (143,472)
Accrued liabilities..............................................    (45,975)
                                                                   ---------
                                                                   $ 586,075
                                                                   ---------
                                                                   ---------

    The Company designs, manufactures and markets stand-alone switching systems and integrated server cabinet solutions for the client/server computing market. The Company's switching systems enable client/ server network administrators to manage multiple servers from a single keyboard, monitor and mouse configuration, facilitating more efficient network management and administration. The Company purchases material component parts for the manufacture of switching systems and integrated server cabinets from domestic suppliers, and generally contracts with third parties for the subassembly of products.

    RECAPITALIZATION OF THE COMPANY

    During 1995, the Company was recapitalized through a series of transactions whereby a portion of the interest of one of its shareholders was redeemed for cash and a note. Concurrently, new shareholders purchased shares of common and preferred stock and provided additional financing to the Company. Immediately prior to the recapitalization, the Company declared dividends to the shareholder of $992,815 (including redemption of common stock with a basis of $585,075). The significant components of the leveraged recapitalization were as follows:

        The Company split its common stock 1000 shares for 1.

        A shareholder of the Company received $4,569,322 from the Company for repayments of existing notes.

        The Company redeemed 4,000,000 shares (adjusted for all stock splits) from a shareholder through payment of $12,499,000 in cash and issuance of a $10,000,000 subordinated note ("Class B Subordinated Promissory Note").

        The Company issued 1,600,000 shares (adjusted for all stock splits) of common stock and 300,000 shares of Series A Redeemable and Convertible Preferred Stock for $294,000 and $2,205,000, respectively, to a group of investors. At the same time, the investors loaned the Company $10,000,000 evidenced by Class A Subordinated Notes.

                            APEX PC SOLUTIONS, INC.

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

        The Company issued 200,000 shares of Series B Redeemable Preferred Stock to an officer of the Company.

    The new investors did not acquire substantially all of the shares representing voting interests of the Company. The voting interests of new investors represented 50% of the voting interests of the Company after the leveraged capitalization. Accordingly, the transaction has been recorded as a recapitalization with amounts distributed to the selling shareholder recorded as charges to shareholders' equity (deficit). The transaction did not result in a new basis of accounting for the assets and liabilities of the Company because it would not have been appropriate under EITF Issue No. 88-16, "Basis in Leveraged Buyout Transactions" or pushdown accounting guidelines of the Securities and Exchange Commission ("SEC").

    CASH AND CASH EQUIVALENTS

    The Company considers cash and short-term investments which are highly liquid, with maturities of three months or less, to be cash equivalents.

    INVENTORIES

    Inventories are recorded at the lower of cost (as determined by the first-in, first-out method) or market.

    PROPERTY AND EQUIPMENT

    Depreciation of property and equipment is computed on the basis of estimated useful lives ranging from three to seven years using the straight-line method. Maintenance and repairs are charged to expense as incurred. Significant betterments are capitalized. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the statement of operations.

    OTHER ASSETS

    Other assets consist primarily of financing costs and costs incurred in connection with the Company's initial public offering. Financing costs are amortized using the effective interest method.

    REVENUE RECOGNITION

    Revenue on equipment sales is recognized upon shipment, net of allowances for potential returns. Certain customer contracts require equipment installation at the customer's location and in those circumstances, revenue is recognized after completion of the installation.

    INCOME TAXES

    On October 31, 1995, the Company's status as an S Corporation for Federal income tax purposes was automatically terminated due to a sale of stock to an entity not eligible to be a shareholder of a subchapter S Corporation. Taxable income prior to the change in status was taxed directly to the former sole shareholder and financial statements for periods through this date reflected no provision for income taxes. Subsequent to October 31, 1995 the Company has been taxed as a C Corporation for Federal income tax purposes. The Company has provided for these income taxes under the principles of Statement of Financial Accounting Standards No. 109 (SFAS No. 109).

                            APEX PC SOLUTIONS, INC.

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:
    PRO FORMA INCOME PER SHARE

    The pro forma income per share is based on the weighted average number of shares of common stock and common equivalent shares outstanding, adjusted for stock splits retroactively applied to all periods presented (see Note 8). Pursuant to certain SEC Staff Accounting Bulletins, common stock and common stock equivalents issued at prices below the initial public offering ("IPO") price of $9.00 during the 12 months immediately preceding the date of the initial filing of the Registration Statement have been included in the calculation of income per share, using the treasury stock method based on the assumed IPO price, as if the common stock equivalents were outstanding for all periods presented.

    PRO FORMA DATA

    Pro forma provisions for income taxes, net income and per share data represent the results of operations for the two years ended December 31, 1994 and 1995, adjusted to reflect a provision for income taxes, calculated as if the Company had been taxed as a C Corporation.

    USE OF ESTIMATES

    The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    For certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, recorded amounts approximate market value.

    The estimated fair value of notes payable approximates their recorded amounts because these instruments bear interest either at market rates or at floating rates which approximate market rates for similar instruments.

    CONCENTRATIONS OF CUSTOMER BASE AND CREDIT RISK

    A major customer accounted for 36%, 54%, and 30% of the Company's net sales (excluding service sales) for the years ended December 31, 1994, 1995 and 1996, respectively. The receivable from this customer totaled approximately 67% and 57% of trade receivables at December 31, 1995 and 1996, respectively. For the year ended December 31, 1996, the Company had sales to two other major customers which accounted for 18% and 15% of net sales. The aggregate receivables from these two customers totaled 18% of trade accounts receivable at December 31, 1996. The customer which accounted for 18% of net sales for the year ended December 31, 1996 accounted for 1% of the Company's sales in 1995 and cancelled its 1996 OEM arrangement with the Company in mid-1996.

    For the remaining customers, management believes concentrations of credit risk with respect to trade receivables are limited due to the nature of the customers comprising the Company's customer base. The Company performs credit reviews on major new customers, but rarely requires collateral.

    The Company maintains its cash in a bank in amounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

                            APEX PC SOLUTIONS, INC.

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:
    MAJOR VENDORS

    The Company purchases all server cabinets from one vendor and has another vendor sub-assemble its switching systems. Although there are a limited number of vendors able to assemble concentrator switches, management believes that other vendors could provide similar services on comparable terms. A change in vendors, however, could cause a delay in manufacturing and possible loss of sales, which would adversely affect operating results.

    WARRANTY COSTS

    The Company provides, by a current charge to operations, an amount it estimates will be needed to cover future warranty obligations for products sold during the year.

    RESEARCH AND DEVELOPMENT

    The Company makes significant investments in research for the development of new technologies and products, including both switching systems and server cabinets. Research and development costs are charged to expense as incurred.

    ADVERTISING

    The Company expenses advertising costs as incurred. Advertising expense was $309,936, $772,484 and $1,044,737 for the years ended December 31, 1994, 1995 and 1996, respectively.

    RECLASSIFICATIONS

    Because redemption of the Series A Redeemable and Convertible Preferred Stock and Series B Redeemable Preferred Stock is controlled by the holders of the stock, in accordance with certain financial statement requirements of the SEC, such stock has been reclassified from shareholders' equity (deficit).

    Certain other reclassifications were made to the 1994 and 1995 financial statements to conform with the 1996 presentation. The reclassifications do not affect net income, shareholders' equity (deficit) or cash flows as previously reported.

2. ACCOUNTS RECEIVABLE:

    Accounts receivable consist of the following at December 31:

                                                                        1995          1996
                                                                    ------------  ------------
Trade receivables.................................................  $  4,529,404  $  6,506,086
Less allowance for doubtful accounts..............................       (30,000)     (335,893)
                                                                    ------------  ------------
                                                                    $  4,499,404  $  6,170,193
                                                                    ------------  ------------
                                                                    ------------  ------------

                            APEX PC SOLUTIONS, INC.

3. INVENTORIES:

    Inventories consist of the following at December 31:

                                                                        1995          1996
                                                                    ------------  ------------
Raw materials.....................................................  $    688,855  $  1,086,142
Work-in-process...................................................       243,790       260,356
Finished goods....................................................       325,127       521,513
                                                                    ------------  ------------
                                                                       1,257,772     1,868,011
Less reserve for obsolescence.....................................       --           (215,000)
                                                                    ------------  ------------
                                                                    $  1,257,772  $  1,653,011
                                                                    ------------  ------------
                                                                    ------------  ------------

4. LINE OF CREDIT AND LETTERS OF CREDIT:

    Under the terms of a credit agreement with a bank (Note 5), the Company has an operating line of credit allowing it to borrow up to a specified amount based upon eligible accounts receivable, as defined in the agreement. The agreement also states that the bank will issue commercial letters of credit on the Company's behalf such that the aggregate amount of borrowings under the operating line and letter of credit arrangements does not exceed $3,000,000. The operating line and letter of credit facility expire on April 15, 1997 and bear interest at prime (8.25% at December 31, 1996) plus 1.5%. There were no borrowings on the line of credit facility as of December 31, 1996, nor at any time during 1996.

5. SUBORDINATED AND LONG-TERM DEBT:

    Long-term debt consisted of the following at December 31:

                                                                     1995           1996
                                                                 -------------  -------------
Note payable to bank, collateralized by substantially all of the Company's assets, interest payable monthly at prime
 (8.25%, at December 31, 1996) plus 1.5%, principal payment of
 $500,000 is required at December 31, 1997, matures December
 2002..........................................................  $   6,000,000  $   5,600,000
Uncollateralized notes payable to shareholder, interest payable
 monthly at 12%, paid in full in January, 1996.................        270,000       --
Notes payable to shareholders subordinated to borrowings from the bank under note payable and line of credit and letter of credit facility, principal payments of $10,000,000 in December
 2000 and $10,000,000 in December 2001, and interest payable quarterly at 7.0%. Unpaid interest and principal payable in full on the consummation of a Qualified Liquidity Event as
 defined in note agreements....................................     20,000,000     20,000,000
Capital lease obligation for the purchase of equipment totaling
 $20,460, interest at 6.28%, monthly principal and interest
 payments of $442, due in 1999.................................         19,113         14,898
                                                                 -------------  -------------
                                                                    26,289,113     25,614,898
Less current portion...........................................        674,125        504,349
                                                                 -------------  -------------
                                                                 $  25,614,988  $  25,110,549
                                                                 -------------  -------------
                                                                 -------------  -------------

                            APEX PC SOLUTIONS, INC.

5. SUBORDINATED AND LONG-TERM DEBT, CONTINUED:
    The aggregate amount of required principal payments as of December 31, 1996 were as follows:

Period Ended December 31:
  1997.........................................................  $  504,349
  1998.........................................................       4,777
  1999.........................................................       5,772
  2000.........................................................  10,000,000
  2001.........................................................  10,000,000
  Thereafter...................................................   5,100,000
                                                                 ----------
                                                                 $25,614,898
                                                                 ----------
                                                                 ----------

    The Company is party to an agreement with a bank for short-term (Note 4) and long-term credit facilities, all as described above. Borrowings are collateralized by substantially all assets of the Company. The agreement includes various restrictive covenants which, among other things, restrict the payment of dividends and indebtedness and require the Company to maintain minimum debt service coverage ratios, minimum working capital amounts and limit capital expenditures. The agreement also specifies that, so long as there are amounts outstanding pursuant to the credit facility, on May 1 of each year, beginning in 1997, the Company will pay the bank 25% of its excess cash flow, as defined in the agreement, unless the ratio of cash flow to debt service is greater than 1:1.

6. OPERATING LEASE COMMITMENTS:

    The Company leases its facilities for $18,074 per month under an operating lease expiring September 30, 1998. The Company pays taxes, insurance, normal maintenance and certain other operating expenses. The lease includes provisions for rent escalation based on increases in the consumer price index. The Company has two consecutive two year renewal options on this lease.

    Future minimum payments as of December 31, 1996 under the non-cancelable operating lease were as follows:

Year Ended December 31:
  1997............................................................  $ 216,888
  1998............................................................    162,666
                                                                    ---------
                                                                    $ 379,554
                                                                    ---------
                                                                    ---------

    Rent expense totaled $53,397, $125,238 and $216,888 for the years ended December 31, 1994, 1995 and 1996, respectively.

7. EMPLOYEE BENEFIT PLAN:

    The Company sponsors a 401(k) plan that covers eligible full-time employees. Employer matching contributions are made at the discretion of the Board of Directors. Employer contributions totaled $19,603, $35,217 and $58,968 for the years ended December 31, 1994, 1995 and 1996, respectively.

                            APEX PC SOLUTIONS, INC.

8. SHAREHOLDERS' EQUITY (DEFICIT):

    The Company is authorized to issue 10,000,000 shares of voting common stock, no par value. At its discretion, the Board of Directors may declare dividends on shares of common stock. Upon liquidation or dissolution, holders of common stock will be paid only after Series A and Series B Preferred Stock preferences have been satisfied.

    On December 27, 1995 all outstanding shares of common stock were split 1,000 for one. On January 22, 1996 all outstanding shares of common stock were split two for one. On December 9, 1996, all outstanding shares of common stock were split four for one. All common stock share amounts have been restated to reflect these stock splits.

    During 1995 the Company authorized and issued 300,000 shares of Series A Redeemable and Convertible Preferred Stock, no par value. All holders of Series A Redeemable and Convertible Preferred Stock are entitled to vote on all matters except election of directors with the holders of the common stock on an "as if converted" basis. The holders of the Series A Redeemable and Convertible Preferred Stock are entitled to elect two directors voting separately as a class, the holders of the common stock are entitled to elect two directors, voting separately as a class and the holders of the Series A Redeemable and Convertible Preferred Stock and the holders of the common stock vote together to elect the fifth director. The holders of the Series A Redeemable and Convertible Preferred Stock are entitled to receive any dividends on an "as if converted" basis when, as and if dividends are declared by the Board of Directors on the common stock or the Company's Series B Redeemable Preferred Stock and to such additional dividends payable only to the holders of the Series A Redeemable and Convertible Preferred Stock as may be declared by the Board of Directors. Each share of Series A Redeemable and Convertible Preferred Stock is convertible into that number of shares as is determined by dividing the original per share purchase price by a conversion price. The Series A Redeemable and Convertible Preferred Stock is convertible at the option of the holder or automatically upon sale of the Company's common stock in a Qualified Public Offering as defined in the Restated Articles of Incorporation or upon the vote of the holders of 2/3 of the outstanding Series A Redeemable and Convertible Preferred Stock in favor of conversion. The conversion price is subject to weighted average anti-dilution protection and proportional adjustments in the event of stock splits and similar events. Consequently, as a result of the common stock splits in 1996, the shares of Series A Redeemable and Convertible Preferred Stock are convertible into 2,400,000 shares of common stock. The Series A Redeemable and Convertible Preferred Stock is redeemable, at the option of the holders of 50% of the outstanding shares thereof, either upon a change in control of the Company or in two installments on the fifth and sixth anniversaries of the original issue date of such stock. To the extent that the Series A Redeemable and Convertible Preferred Stock is not redeemed when required, the Company is obligated to redeem such shares when, as and if permitted by law, and the shares not so redeemed are entitled to cumulative preferred dividends at an annual rate equal to the greater of (i) 12% or (ii) prime plus 4% until redeemed or converted. The redemption price for each share of Series A Redeemable and Convertible Preferred Stock shall be the original issue price plus all accrued and unpaid dividends. Upon liquidation or dissolution, holders of Series A Redeemable and Convertible Preferred Stock will receive preference over holders of common stock and Series B Redeemable Preferred Stock.

    During 1995, the Company authorized and issued 200,000 shares of Series B Redeemable Preferred Stock, no par value, to an officer as compensation for future service. The Series B Redeemable Preferred Stock has no voting rights. At its discretion, the Board of Directors can declare dividends on shares of Series B Redeemable Preferred Stock. Upon liquidation or dissolution, after payment in full of the liquidation preferences to holders of Series A Redeemable and Convertible Preferred Stock, the holder of Series B Redeemable Preferred Stock is entitled to the redemption value of the shares plus all accrued and

                            APEX PC SOLUTIONS, INC.

8. SHAREHOLDERS' EQUITY (DEFICIT), CONTINUED:
unpaid dividends. Under the terms of the officer's employment agreement, the shares vested ratably over a period of six years. On December 9, 1996, the employment agreement was modified whereby all 200,000 shares become fully vested on January 1, 1997. Under the terms of the amendment, 80,000 shares became redeemable at a price of $5 per share on January 1, 1997. The remaining 120,000 shares become redeemable at a price of $5 per share on the earlier of the closing of a qualified public offering of the Company's stock, or if no such qualified public offering has occurred, 60,000 shares in each of December 2000 and 2001. The Series B Redeemable Preferred Stock has been recorded at its redemption price of $5 per share with a corresponding charge to shareholders' equity (deficit) for deferred compensation. Pursuant to the amendment, deferred compensation of $1,000,000 was fully amortized to expense in 1996.

9. STOCK OPTIONS:

    The Company has adopted an employee stock option plan (the "Plan"), which provides for nonqualified and incentive stock options for officers, directors, employees, and consultants, and reserved a total of 2,161,760 shares of common stock for issuance pursuant to the Plan. Options under the Plan will generally expire 10 years from the date of grant, or 5 years in the case of an optionee owning more than 10% of the voting power of all classes of stock. Under the Plan, the Plan administrator will fix the conditions for the exercise of the options. Purchase prices for common stock subject to options issued under the Plan generally approximate fair market value of the related shares at the date of grant. Generally, options vest over four years.

    The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation" for the year ended December 31, 1996. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

                            APEX PC SOLUTIONS, INC.

9. STOCK OPTIONS, CONTINUED:
    Information regarding activity of the option plan is as follows:

                                                                              WEIGHTED AVERAGE
                                                                    SHARES     EXERCISE PRICE
                                                                  ----------  ----------------
Options outstanding, January 1, 1995............................      --             --
Options granted--December 29, 1995..............................     705,880  $0.184
                                                                  ----------
Options outstanding, December 31, 1995..........................     705,880  $0.184
Options granted--February 1996..................................     405,000  $0.184
Options granted--June 1996......................................     106,000  $0.184
Options granted--September 1996.................................     103,000  $0.184
Options granted--October 1996...................................      24,000  $0.500
Options exercised...............................................    (660,016) $0.1895
                                                                  ----------
Options outstanding, December 31, 1996..........................     683,864  $0.1893
                                                                  ----------
                                                                  ----------
Options available for grant at December 31, 1996................     817,880
                                                                  ----------
                                                                  ----------
Weighted average fair value of options granted in 1996 whose exercise price was equal to the fair value of the stock on the
 date of grant..................................................              $0.078
                                                                              ------
                                                                              ------
Weighted average fair value of options granted in 1996 whose exercise price was less than the fair value of the stock on the
 date of grant..................................................              $1.450
                                                                              ------
                                                                              ------

    No compensation expense has been recorded for options granted in December 1995, February, June 1996 because the options granted during these periods were for prices equal to the fair value of the related shares, based on the price of the shares of common stock purchased by investors in December 1995 (see Note 1) and independent appraisals of the Company's common stock. For options issued in September and October, 1996, deferred compensation expense of $32,574 and $138,000 respectively was recorded in the amounts of the excess of the values of the underlying common stock based on an independent appraisal, over the option prices. Vesting of 25% of the options granted in September 1996 was accelerated in October 1996. In addition, 50% of the options granted in October 1996 were immediately exercisable. Remaining options granted in September and October 1996 vest over four years. Deferred compensation expense is amortized as the related options vest or become exercisable.

    The following table summarizes information about fixed-price options outstanding at December 31, 1996:

                                 WEIGHTED-
                                  AVERAGE        WEIGHTED-                   WEIGHTED-
  WEIGHTED-        NUMBER        REMAINING        AVERAGE       NUMBER        AVERAGE
   AVERAGE       OUTSTANDING    CONTRACTUAL      EXERCISE     EXERCISABLE    EXERCISE
EXERCISE PRICES  AT 12/31/96       LIFE            PRICE      AT 12/31/96      PRICE
---------------  -----------  ---------------  -------------  -----------  -------------
   $   0.184        671,864         9 Years      $   0.184     $ 109,408     $   0.184
       0.500         12,000        10 Years          0.500        --            --

                            APEX PC SOLUTIONS, INC.

9. STOCK OPTIONS, CONTINUED:
    The following table presents net income and per share amounts for the year ended December 31, 1995 and 1996, as if the Company accounted for compensation expense related to stock options under the fair value method prescribed by SFAS 123:

                                                                   YEAR ENDED    YEAR ENDED
                                                                  DECEMBER 31,  DECEMBER 31,
                                                                      1995          1996
                                                                   PRO FORMA      PRO FORMA
                                                                  ------------  -------------
Net income--as reported.........................................   $2,343,515    $ 3,607,723
                                                                  ------------  -------------
                                                                  ------------  -------------
Net income--pro forma...........................................   $2,343,515    $ 3,476,338
                                                                  ------------  -------------
                                                                  ------------  -------------
Earnings per share--as reported.................................   $     0.20   $       0.40
                                                                  ------------  -------------
                                                                  ------------  -------------
Earnings per share--pro forma...................................  $      0.20   $       0.38
                                                                  ------------  -------------
                                                                  ------------  -------------

    The fair value of each option grant is estimated on the date of grant using the minimum value method with the following weighted average assumptions used for grants in 1995 and 1996:

Risk free interest rate....................................  5.38% to 6.77%
Expected lives.............................................     10 years

10. EMPLOYEE STOCK PURCHASE PLAN:

    On December 9, 1996, the Company adopted an employee stock purchase plan (the "Plan"), through which employees of the Company may participate in stock ownership of the Company. Shares of common stock reserved for the Plan total 250,000. Employees who have worked for the Company longer than five months and a minimum of 20 hours per week are eligible to participate in the Plan. Participants shall become ineligible if employment with the Company terminates or the participant owns greater than 5% of the combined voting power or value of all classes of stock of the Company. The price of shares purchased under the Plan will be the lower of 85% of the fair market value of the shares on the first day of each quarterly offering period or, 85% of the fair market value of the shares on any purchase date in the offering period. Under the Plan, the Plan administrator will administer and interpret all rules and regulations applicable to the Plan. No shares were issued pursuant to this Plan in 1996.

11. INCOME TAXES:

    The Company's status as an S Corporation was automatically terminated on October 31, 1995 as a result of the sale by the former sole shareholder of stock to an entity that is not eligible to be a shareholder in a subchapter S Corporation. For the period from January 1, 1995 through October 31, 1995 the former sole shareholder was taxed on the Company's taxable income. The sole shareholder of the Company for the periods in which the Company was taxed as an S Corporation has indemnified and agreed to hold the Company harmless from any federal or state income tax liability, including interest and penalties (if any), resulting from the Company failing to qualify as an S Corporation from inception through October 31, 1995.

    For the income earned after the termination of its status as an S Corporation, the Company will provide for income taxes under the principles of SFAS No. 109. This statement requires that income taxes be provided for taxes currently due and for expected future tax effects of the temporary differences

                            APEX PC SOLUTIONS, INC.

11. INCOME TAXES, CONTINUED:
between the book and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Deferred tax assets are reduced by valuation allowances when management determines that their realization is not likely.

    The significant components of the Company's deferred tax assets and liabilities were as follows on December 31:

                                                                           1995        1996
                                                                         ---------  ----------
Deferred income tax assets:
  Tax loss carryforwards...............................................  $  28,000  $   --
  Allowance for doubtful accounts......................................     10,200     114,200
  Inventory capitalization.............................................      9,500      40,400
  Inventory reserve....................................................     --          73,100
  Accrued warranty costs...............................................     --         214,200
  Amortization of deferred compensation................................     --         340,000
  Other accrued liabilities............................................     12,300      18,800
                                                                         ---------  ----------
    Deferred income tax assets.........................................     60,000     800,700
                                                                         ---------  ----------
Deferred income tax liability:
  Depreciation.........................................................      8,000      16,500
                                                                         ---------  ----------
    Deferred income tax liability......................................      8,000      16,500
                                                                         ---------  ----------
    Net deferred tax asset.............................................  $  52,000  $  784,200
                                                                         ---------  ----------
                                                                         ---------  ----------

    Although realization is not assured, management believes that it is more likely than not that all of the net deferred tax asset will be realized through future taxable income.

    The income tax (benefit) provision consisted of the following:

                                                                    YEAR ENDED    YEAR ENDED
                                                                   DECEMBER 31,  DECEMBER 31,
                                                                       1995          1996
                                                                   ------------  ------------
Current..........................................................   $   --        $2,592,995
Deferred.........................................................      (25,000)     (732,200)
Change in tax status.............................................      (27,000)       --
                                                                   ------------  ------------
                                                                    $  (52,000)   $1,860,795
                                                                   ------------  ------------
                                                                   ------------  ------------

                            APEX PC SOLUTIONS, INC.

11. INCOME TAXES, CONTINUED:
    Reconciliations of the effective income tax rate on income before taxes with the Federal statutory rate of 34% were as follows:

                                                                           YEARS ENDED DECEMBER 31,
                                                                           -------------------------
                                                                               1995         1996
                                                                           ------------  -----------
Statutory Rate...........................................................       34.0%         34.0%
Change in tax status:
  Effect of earnings attributable to S Corporation shareholder...........      (35.0)        --
  Effect of establishment of deferred taxes..............................      (0.76)        --
Other....................................................................       0.30         --
                                                                               -----           ---
Effective tax rate.......................................................      (1.46)%        34.0%
                                                                               -----           ---
                                                                               -----           ---

    The 1994 statement of operations does not reflect a provision for income taxes due to the Company's status as an S Corporation. The pro forma provision for income taxes was based on the statutory tax rate of 34%. In accordance with generally accepted accounting principles, a tax benefit realized upon exercise of common stock options of $56,002 for the year ended December 31, 1996 has been accounted for as an increase to shareholders' equity (deficit).

12. COMMITMENTS AND CONTINGENCIES:

    PURCHASE COMMITMENT

    In October 1996, the Company signed a 12-month commitment to purchase certain product components. The total commitment will range from $600,000 to $950,000. Although future prices and demand for these components cannot be predicted in advance with certainty, management does not anticipate that this commitment will result in the recognition of gross losses for the Company.

13. DISCONTINUED OPERATIONS:

    In June 1994, the Company discontinued its computer maintenance service business. Revenues from the discontinued operation were $1,776,070 for the year ended December 31, 1994. There were no net gains or losses recorded on disposition of the segment.

14. SUBSEQUENT EVENT:

    Subsequent to December 31, 1996, 24,000 options to purchase common stock were issued at an exercise price of $2.10 per share. The Company recorded deferred compensation of $99,600 related to those options in January 1997.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                       PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Executive Officers and Directors

    The executive officers and directors of the Company, and their ages as of December 31, 1996, are as follows:

NAME                                                     AGE                               POSITION
------                                                   ---                               --------
Kevin J. Hafer . . . . . . . . . . . . . . . . . . .      39    President, Chief Executive Officer and Director
Douglas A. Bevis . . . . . . . . . . . . . . . . . .      51    Vice President, Chief Financial Officer and Secretary
Christopher L. Sirianni. . . . . . . . . . . . . . .      42    Vice President, Sales and Marketing
Sterling Crum. . . . . . . . . . . . . . . . . . . .      42    Director
Jeffrey T. Chambers. . . . . . . . . . . . . . . . .      42    Director
William McAleer. . . . . . . . . . . . . . . . . . .      45    Director
Edwin L. Harper. . . . . . . . . . . . . . . . . . .      52    Director

    Kevin J. Hafer has been the President of the Company since June 1995, and has served as the Chief Executive Officer of the Company since December 1995 and as a Director of the Company since January 1996. From February 1993 to
June 1995, Mr. Hafer served as the General Manager of the Company, and from December 1989 to January 1993 he served as the Manager and Technical Operations Director of the Predecessor. Prior to joining the Company's predecessor, Mr. Hafer was employed at Harris Corporation from May 1979 to September 1989, serving in various management capacities.

    Douglas A. Bevis has been the Vice President and Chief Financial Officer of the Company since September 1996, and Secretary since December 1996. From September 1990 to February 1996, Mr. Bevis was employed at CH2M HILL, Inc., a national environmental engineering consulting firm, where he served as Vice President and Treasurer from September 1990 to April 1993 and as Senior Vice President and Chief Financial Officer from April 1993 to February 1996.

    Christopher L. Sirianni has been the Vice President, Sales and Marketing of the Company since August 1996. From March 1994 to August 1996, Mr. Sirianni served as the Company's Director of Sales and Marketing. From August 1992 to February 1994, Mr. Sirianni served as the Director of Sales of Coastal Manufacturing, a metal fabrication company. Mr. Sirianni served as a consultant/sales executive for National Precision Bearing, a distributor, from November 1991 to June 1992. From September 1982 to October 1991, Mr. Sirianni served in various capacities, including Vice President of Sales and Marketing for Augat Communications, a telecommunications company.

    Sterling Crum has served as a Director of the Company since its inception. From the Company's inception until June 1995, Mr. Crum served as the Company's President. From May 1985 to February 1993 Mr. Crum served in various capacities for the Predecessor, including as President and as Director. In addition, since November 1993 Mr. Crum has served as President and sole director of Water Sports, Inc., a water sports recreation company.

    Jeffrey T. Chambers has served as a Director of the Company since
January 1996. Mr. Chambers has been employed by TA Associates, Inc., a venture capital firm, or its predecessor, since 1980, has been a partner of affiliated venture funds since 1984 and is currently a Managing Director of TA
Associates, Inc. Mr. Chambers is also a director of Diamond Multimedia Systems, Inc.

    William McAleer has served as a Director of the Company since June 1996.
Mr. McAleer is currently Managing Director of Voyager Capital, which provides venture financing and advisory services to information technology companies. From 1988 through 1994, he was Vice President Finance, Chief Financial Officer and Secretary with Aldus Corporation, a publicly held software company. Prior to joining Aldus, he was Vice President, Finance and Administration from 1987 to 1988 of Ecova Corporation and also served as a Vice President with Westin Hotels Company from 1984 through 1987. Mr. McAleer is also a Director of FourGen Software Technologies, Primus Communications Corporation and Truevision, Inc.

    Edwin L. Harper has served as a Director of the Company since October 1996. Since June 1996 Mr. Harper has served as President and Chief Executive Officer of SyQuest Technology, a computer hardware company. From July 1993 to June 1996 Mr. Harper was employed as President and Chief Executive Officer of
ComByte, Inc., and from June 1988 to May 1993 Mr. Harper served in various capacities, including President and Chief Executive Officer, at Colorado Memory Systems, Inc. Mr. Harper is also a Director of SyQuest Technology and McAfee Associates, a network security management company.

    All members of the Board of Directors are elected to serve until their respective successors have been elected and qualified or until their earlier death, resignation or removal in the manner specified in the Company's Bylaws. The officers are appointed to hold their respective offices until their respective successors have been elected, or their earlier death, resignation or removal in the manner specified by the Company's Bylaws.

OTHER KEY EMPLOYEES

    In addition to directors and executive officers, the Company has the following key employees:

    Danny L. Beasley has served as the Company's Director of Engineering since March 1994. From December 1992 to March 1994, Mr. Beasley served as a Research and Development Engineer for the Company and the Predecessor. Mr. Beasley served as the Director of Engineering for Spectralogic, Inc., an engineering design and product development firm, from April 1989 to October 1992.

    Stephen J. McCarthy has served as the Company's Director of Product Development since July 1995. From February 1994 to July 1995, Mr. McCarthy served as the Company's Research and Development Manager, and from November 1987 to February 1994 he served as the Account Manager for the Company and for the Predecessor's on-site service division.

ITEM 10.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

    The following table summarizes all compensation earned by the Company's Chief Executive Officer and by the Company's other most highly compensated executive officer whose total annual salary and bonus exceeded $100,000 (collectively, the "Named Executive Officers") for services rendered in all capacities during the fiscal year ended December 31, 1996.

                                                 ANNUAL COMPENSATION                     LONG-TERM COMPENSATION
                                                                                        STOCK            ALL OTHER
NAME AND PRINCIPAL POSITION                YEAR        SALARY        BONUS             OPTIONS         COMPENSATION
---------------------------                ----        -------       -----             -------         ------------
Kevin J. Hafer . . . . . . . . . . . .     1996       $157,692      $564,707(1)          24,000          $9,619(2)
President and Chief Executive Officer
Christopher L. Sirianni. . . . . . . .     1996        $89,123      $148,396(3)         132,000          $4,456(4)
Vice President, Sales and Marketing

-----------
(1) Includes $480,000 bonus earned in 1996 and paid in 1997.

(2) Represents matching contributions in the aggregate amount of $7,500 made by the Company in 1996 to its 401(k) Profit Sharing Plan and Trust on behalf of Mr. Hafer and premium payments in the aggregate amount of $2,119 paid by the Company in 1996 towards Mr. Hafer's life insurance policy. See "Certain Relationships and Related Transactions."

(3) Includes $54,894 bonus earned in 1996 and paid in 1997.

(4) Represents matching contributions made by the Company to its 401(k) Profit Sharing Plan and Trust on behalf of Mr. Sirianni.

 OPTION GRANTS IN LAST FISCAL YEAR. The following table sets forth certain information with respect to grants to the Named Executive Officers of options to purchase Common Stock of the Company made during the fiscal year ended
December 31, 1996.

                                        INDIVIDUAL GRANTS
NAME                      NUMBER OF SECURITIES         % OF TOTAL OPTIONS         EXERCISE         EXPIRATION
                           UNDERLYING OPTIONS         GRANTED TO EMPLOYEES        PRICE PER           DATE
                             GRANTED(#)(1)               IN FISCAL YEAR            SHARE           ----------
                             -------------               --------------            ------
Kevin J. Hafer(2)              24,000                          3.8%                $0.18375          06/10/06
Christopher L. Sirianni(3)     132,000                         20.7%               $0.18375          01/22/06

-----------

(1) Stock options have an exercise price equal to the fair market value of the underlying Common Stock on the date of grant. The Company granted options to purchase an aggregate of 638,000 shares of Common Stock to employees and non-employee directors in 1996.

(2) Mr. Hafer was granted options to purchase an additional 705,880 shares of Common Stock in 1995. As of December 31, 1996, options to purchase 404,844 shares of Common Stock were vested and had been exercised by Mr. Hafer. Of the remaining 325,036 shares subject to options, options to purchase 666 shares will vest on January 1, 1998. Options to purchase approximately 16,458 shares will vest on the first day of each month from February 1998 through June 1999, and options to purchase approximately 6,372 shares will vest on the first day of each month from July 1999 through January 2000.

(3) As of December 31, 1996, options to purchase 66,000 shares of Common Stock were vested, of which options to purchase 54,424 shares had been exercised by Mr. Sirianni. Of the remaining 66,000 shares subject to options, options to purchase approximately 2,750 shares will vest on the first day of each month from March 1998 through February 2000.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES. The following table sets forth information with respect to option exercises during the fiscal year ended December 31, 1996 by the Named Executive Officers and 1996 year-end option values.

                                             VALUE REALIZED       NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                            NUMBER OF       (MARKET PRICE AT    UNDERLYING UNEXERCISED       IN-THE-MONEY OPTIONS AT FISCAL
                         SHARES ACQUIRED     EXERCISE LESS     OPTIONS AT FISCAL YEAR END              YEAR END
NAME                        ON EXERCISE      EXERCISE PRICE)  (EXERCISABLE/UNEXERCISABLE)     (EXERCISABLE/UNEXERCISABLE)(1)
----                     ---------------    ----------------  ---------------------------    -------------------------------
Kevin J. Hafer . .          81,296                  --(2)                      0/325,036             --/$1,971,750
                           323,548            $102,322(3)
Christopher L. Sirianni     54,424             $17,212(4)                   11,576/66,000          $70,223/$400,373

-----------


(1) Based upon the Company's estimate of the fair market value of the Company's Common Stock at fiscal year end of $6.25 per share less the exercise price payable for such shares.

(2) Based upon the Company's estimate of the fair market value of the Company's Common Stock at February 12, 1996, May 15, 1996, June 1, 1996, July 1, 1996 and August 16, 1996 of $0.18375 per share less the exercise price payable for such shares.

(3) Based upon the Company's estimate of the fair market value of the Company's Common Stock at September 1, 1996, October 1, 1996 and October 14, 1996 of $0.50 per share less the exercise price payable for such shares.

(4) Based upon the Company's estimate of the fair market value of the Company's Common Stock at October 14, 1996 of $0.50 per share less the exercise price payable for such shares.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth as of March 15, 1997 certain information with respect to the ownership of the Common Stock of the Company by (i) each person (or group of affiliated persons) known by the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock,
(ii) each director of the Company, (iii) each of the Company's executive officers named under "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act Executive Officers and Directors" and (iv) all executive officers and directors of the Company as a group. Unless otherwise noted, each person or group identified possesses sole voting and investment power with respect to such shares, subject to community property laws, where applicable.

NAME OF BENEFICIAL OWNER(1)                                                 SHARES        PERCENTAGE
----------------------------                                                ------        -----------
Sterling Crum(2) . . . . . . . . . . . . . . . . . . . . . . . . .         3,786,000           31.1%

TA Group(3). . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,774,000           31.0
    c/o TA Associates, Inc.
    125 High Street
    High Street Tower, Suite 2500
    Boston, MA 02110
Britannia Holdings Limited . . . . . . . . . . . . . . . . . . . .         2,574,000           21.2
    P.O. Box 556
    Main Street
    Charleston, Nevis
Kevin J. Hafer . . . . . . . . . . . . . . . . . . . . . . . . . .           331,844            2.7
Christopher L. Sirianni(4) . . . . . . . . . . . . . . . . . . . .            66,000              *
Douglas A. Bevis(5). . . . . . . . . . . . . . . . . . . . . . . .            25,750              *
Jeffrey T. Chambers(6) . . . . . . . . . . . . . . . . . . . . . .            17,032              *
William McAleer. . . . . . . . . . . . . . . . . . . . . . . . . .            12,000              *
Edwin L. Harper. . . . . . . . . . . . . . . . . . . . . . . . . .            12,000              *
All directors and executive officers as a group (7 persons)(7) . .         4,250,626           34.9%

-----------
*   Less than 1%.

(1) Except as set forth herein the address of the directors and executive officers set forth in the table is the address of the Company, 20031 142nd Avenue, N.E., Woodinville, Washington 98072.

(2) Includes 2,574,000 shares beneficially owned by Britannia Holdings Limited ("Britannia"), whose sole shareholder is The Duvall Trust, an irrevocable trust for the benefit of Mr. Crum and certain members of his family.
    Mr. Crum disclaims beneficial ownership with respect to all of such 2,574,000 shares.

(3) Includes (i) 2,265,321 shares of Common Stock owned by Advent VII L.P.,
    (ii) 1,242,627 shares of Common Stock owned by Advent Atlantic and Pacific II L.P., (iii) 226,538 shares of Common Stock owned by Advent New York L.P. and (iv) 39,514 shares of Common Stock owned by TA Venture Investors Limited Partnership. Advent VII L.P., Advent Atlantic and Pacific II L.P., Advent New York L.P. and TA Venture Investors Limited Partnership are part of an affiliated group of investment partnerships referred to, collectively, as the TA Group. The general partner of Advent VII L.P. is TA Associates VII L.P. The general partner of Advent Atlantic and Pacific II L.P. is TA Associates AAP II Partners L.P. The general partner of Advent New York L.P. is TA Associates VI L.P. The general partner of each of TA Associates VII L.P., TA Associates AAP II Partners L.P. and TA Associates VI L.P. is TA Associates, Inc. In such capacity, TA Associates, Inc. exercises sole voting and investment power with respect to all of the shares held of record by the named investment partnerships, with the exception of those shares held by TA Venture Investors Limited Partnership; individually, no stockholder, director or officer of TA Associates, Inc. is deemed to have or share such voting or investment power. Principals and employees of TA Associates, Inc. (including Mr. Chambers, a director of the Company) comprise the general partners of TA Venture Investors Limited Partnership. In such capacity, Mr. Chambers may be deemed to share voting and investment power with respect to the 39,514 shares of Common Stock held of record by TA Venture Investors Limited Partnership. Mr. Chambers disclaims beneficial ownership of such shares, except to the extent of the 5,032 shares as to which he holds a pecuniary interest.

(4) Includes 11,576 shares of Common Stock issuable upon exercise of stock options currently exercisable at $0.18375 per share.

(5) Includes 2 shares of Common Stock issuable upon exercise of stock options currently exercisable at $0.18375 per share.

(6) Includes 12,000 shares of Common Stock issuable upon exercise of stock options currently exercisable at $0.18375 per share and 5,032 shares beneficially owned by Mr. Chambers through TA Venture Investors Limited Partnership, of which the 5,032 shares beneficially owned by Mr. Chambers through TA Venture Investors Limited Partnership are included in the 3,774,000 shares described in Note (3) above. Does not include any shares beneficially owned by Advent VII L.P., Advent Atlantic and Pacific II L.P. or Advent New York L.P., of which Mr. Chambers disclaims beneficial ownership.

(7) Includes 23,576 shares of Common Stock issuable upon exercise of stock options currently exercisable at $0.18375 per share. Also includes 2,574,000 shares held by Britannia. See Notes (2), (4) and (6) above.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The Company operated as a division of Apex Computer Company through January 1993. In February 1993, the assets and liabilities of that division were spun off as a dividend to Sterling Crum, who contributed those assets and liabilities to the Company as its initial capitalization in return for the issuance by the Company of 8.0 million shares of Common Stock. At that time, the assets were valued by Mr. Crum, who was the sole director of the Company, at approximately $776,000, and the liabilities were valued at approximately $189,000, for a net value of approximately $587,000.

    During 1994 and 1995, Mr. Crum advanced funds (by foregoing distributions) for the operation of the Company in exchange for unsecured promissory notes totaling approximately $225,000 for 1994 and $4.6 million for 1995. All of these notes bore interest at the rate of 12% per annum except for two notes totaling approximately $270,000 that bore interest at a rate equal to 100% of the discounts taken by the Company for its early payments to suppliers (the "Net-10 Notes"). All principal and accrued and unpaid interest under these notes was paid at or shortly after the closing of the Leveraged Recapitalization. At the time of repayment, accrued interest on these notes (other than the Net-10 Notes) totaled approximately $112,000, and accrued interest on the two Net-10 Notes totaled less than $20,000.

    During 1994 and 1995 when the Company was an S Corporation, the Company distributed $792,279 and $992,815, respectively, to Mr. Crum as dividends. In 1993 and 1994 Mr. Crum received $101,534 and $3,000, respectively, as compensation.

    In December 1995, the Company sold to several entities affiliated with TA Associates, Inc. (the "TA Group") 1.6 million shares of Common Stock at a price of $0.18375 per share, 300,000 shares of Series A Redeemable and Convertible Preferred Stock at a price of $7.35 per share, and $10.0 million in aggregate principal amount of Class A Subordinated Promissory Notes, for an aggregate purchase price of approximately $12.5 million. Jeffrey T. Chambers, a director of the Company, is a Managing Director of TA Associates, Inc. The shares of Series A Redeemable and Convertible Preferred Stock issued to the TA Group converted into 2.4 million shares of Common Stock upon the closing of the IPO. The Class A Subordinated Promissory Notes issued to the TA Group provided for the quarterly payment of interest at 7% per annum, and the repayment of the principal amount and any accrued and unpaid interest upon consummation of certain "Qualified Liquidity Events," which included the IPO. In connection with the Leveraged Recapitalization, the Company, the TA Group, Sterling Crum, Kevin J. Hafer, the

Chief Executive Officer and a director of the Company, and Britannia Holdings Limited ("Britannia"), a major shareholder of the Company, entered into a Shareholders' Agreement pursuant to which, among other things, the TA Group was granted certain preemptive rights, co-sale rights and rights of refusal on transfers of shares by the other shareholder parties, and the Company granted the TA Group certain registration rights pursuant to a Registration Rights Agreement. The Shareholders' Agreement terminated by its terms upon consummation of the IPO.

    In connection with the Leveraged Recapitalization, the Company redeemed from Britannia 4.0 million shares of Common Stock for an aggregate price of approximately $22.5 million, consisting of cash in the amount of $12.5 million and the Class B Subordinated Promissory Note in the aggregate principal amount of $10.0 million. The Class B Subordinated Promissory Note issued to Britannia provided for the quarterly payment of interest at 7% per annum and the repayment of the principal amount and any accrued and unpaid interest on the consummation of certain "Qualified Liquidity Events," which included the IPO. Of the approximately $12.5 million payable to Britannia, $2.5 million was placed in escrow by the Company to secure certain representations and warranties made to the TA Group by the Company, Sterling Crum, the Company's founder and a director, and Britannia. This escrow arrangement expired in February 1997, and all escrowed funds were disbursed.

    Simultaneously with the Leveraged Recapitalization, Mr. Crum entered into an S Corporation Indemnification Agreement with the Company indemnifying the Company from and against any federal or state income tax liability resulting from the Company's failure to qualify as an S Corporation under Internal Revenue Code Section 1361(a)(1) for any taxable year ending or prior to October 31, 1995, the date on which the Company's status as an S Corporation was terminated.

    In connection with the Leveraged Recapitalization, Kevin J. Hafer, the Company's President and Chief Executive Officer, entered into an Employment Agreement with the Company for calendar year 1996, subject to automatic one-year renewals thereafter. Pursuant to the Employment Agreement, Mr. Hafer received, among other things, 200,000 shares of nonvoting Series B Redeemable Preferred Stock. In December 1996, the Employment Agreement was amended so that the Series B Redeemable Preferred Stock vested in Mr. Hafer on January 1, 1997, and the Company was obligated to redeem 80,000 of such shares on January 1, 1997 for $5.00 per share and to redeem the remaining 120,000 shares for $5.00 per share upon a "Qualified Public Offering," including the IPO.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  EXHIBITS.

EXHIBIT
NUMBER  EXHIBIT DESCRIPTION
------  --------------------
  3.1 Amended and Restated Articles of Incorporation. Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration No. 333-17753).
  3.2 Amended and Restated Bylaws. Incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No. 333-24011).
  4.1  See Article III of Exhibit 3.1 and Articles II, IV and IX of Exhibit 3.2
 10.1 Registration Rights Agreement dated December 29, 1995. Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration No. 333-17753).
 10.2 S Corporation Indemnification Agreement dated December 29, 1995. Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration No. 333-17753).
 10.3 Employment Agreement dated December 29, 1995 by and between the Company and Kevin J. Hafer. Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration No. 333-17753).
 10.4 Credit Agreement dated December 28, 1995 by and between the Company and U.S. Bank of Washington, National Association. Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration No. 333-17753).
 10.5 Lease Agreement dated March 22, 1995 by and between the Company and Christopher L. Clark. Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration No. 333-17753).

 10.6 Purchase Agreement dated September 19, 1994 by and between the Company and Compaq Computer Corporation. Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration No. 333-17753).+
 10.7 Private Label Agreement dated September 8, 1994 by and between the Company and Wright Line, Inc. Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration No. 333-17753).+
 10.8 Form of the Company's Proprietary Information and Noncompetition Agreement. Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration No. 333-17753).
 10.9 1995 Employee Stock Plan. Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration No. 333-17753).
10.10 Form of Nonstatutory Stock Option Letter Agreement related to 1995 Employee Stock Plan. Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration No. 333-17753).
10.11 Employee Stock Purchase Plan. Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration No. 333-17753).
10.12 Letter Agreements dated October 16, 1996 and October 24, 1996 by and between the Company and Pioneer Standard Electronics, Inc. Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration No. 333-17753).+
10.13 Stock and Subordinated Note Purchase Agreement dated December 29, 1995. Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration No. 333-17753).
10.14 Class A Subordinated Promissory Notes dated December 29, 1995. Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration No. 333-17753).
10.15 Class B Subordinated Promissory Note dated December 29, 1995. Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration No. 333-17753).
11.1 Computation of Pro Forma Income Per Share. Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration No. 333-17753).
24.1 Power of Attorney (set forth on pages 51 and 52 and incorporated herein by reference).
-----------

+   Confidential treatment requested for portions of these agreements.

    (b)  REPORTS ON FORM 8-K.

         None.

                                      SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       APEX PC SOLUTIONS, INC.
                                       By:

                                       /s/ Kevin J. Hafer
                                       ------------------------------
                                       Kevin J. Hafer
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                       Date:     April 21, 1997



                                  POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS:

    That the undersigned officers and directors of Apex PC Solutions, Inc. do hereby constitute and appoint Kevin J. Hafer, and Douglas A. Bevis, and each of them, the lawful attorney and agent or attorneys and agents with power and authority to do any and all acts and things and to execute any and all instruments which said attorneys and agents, or either of them, determine may be necessary or advisable or required to enable Apex PC Solutions, Inc. to comply with the Securities Exchange Act of 1934, as amended, and any rules or regulations or requirements of the Securities Exchange Act of 1934, as amended, and any rules or regulations or requirements of the Securities and Exchange Commission in connection with this Form 10-KSB Report. Without limiting the generality of the foregoing power and authority, the powers granted include the power and authority to sign the names of the undersigned officers and directors in the capacities indicated below to this Form 10-KSB Report of amendments or supplements thereto, and each of the undersigned hereby ratifies and confirms all that said attorneys and agents or either of them, shall do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

    IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his name.

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                                  TITLE                              DATE
----------                                                 -----                              -----
/s/ Kevin J. Hafer
---------------------------         President and Chief Executive Officer
Kevin J. Hafer                      and Director (Principal Executive Officer)           April 21, 1997

/s/ Douglas A. Bevis
---------------------------         Vice President, Chief Financial Officer
Douglas A. Bevis                    (Principal Financial and Accounting Officer)         April 21, 1997

/s/ Jeffrey T. Chambers
---------------------------
Jeffrey T. Chambers                 Director                                             April 21, 1997

/s/ Sterling Crum
---------------------------
Sterling Crum                       Director                                             April 21, 1997

/s/ Edwin L. Harper
---------------------------
Edwin L. Harper                     Director                                             April 21, 1997

/s/ William McAleer
---------------------------
William McAleer                     Director                                             April 21, 1997
