Form 10QSB
period 1997-03-28
APEX PC SOLUTIONS INC
filed 1997-05-12
CIK 1027278

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

    (Mark One)

    [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended March 28, 1997

    [ ] Transition report under Section 13 or 15(d) of the Exchange Act

    For the period from       to

    Commission file number: 000-2159

                           APEX PC SOLUTIONS, INC.
       (Exact Name of Small Business Issuer as Specified in Its Charter)

        WASHINGTON                                     91-1577634

(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                         Identification Number)

20031 142nd Avenue, N.E.
Woodinville, Washington                                 98072
(Address of Principal Executive Offices)                (Zip Code)

                                  425-402-9393
               (Issuer's Telephone Number, Including Area Code)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

    Yes       No  X

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

             CLASS                               OUTSTANDING AT APRIL 30, 1997
    --------------------------                   -----------------------------
          Common Stock                                     12,160,016

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                            APEX PC SOLUTIONS, INC.
                     Consolidated Statements of Operations
                             for the quarter ended

                                                                    MARCH 31,      MARCH 28,
                                                                       1996          1997
                                                                   ------------  -------------
                                                                   (UNAUDITED)     (UNAUDITED)
Net sales........................................................  $  7,916,053  $  11,586,883
Cost of sales....................................................     4,668,120      6,382,677
                                                                   ------------  -------------
   Gross profit..................................................     3,247,933      5,204,206
                                                                   ------------  -------------
                                                                   ------------  -------------
Research and development.........................................       257,960        441,794
Sales and marketing..............................................       577,289        885,727
General and administrative.......................................       449,022        780,781
                                                                   ------------  -------------
   Total operating expenses......................................     1,284,271      2,108,302
                                                                   ------------  -------------
                                                                   ------------  -------------
   Income from operations........................................     1,963,662      3,095,904
Interest expense, net............................................      (471,938)      (240,403)
Other income.....................................................                      146,324
                                                                   ------------  -------------
Income from operations before income taxes and extraordinary
  item...........................................................     1,491,724      3,001,825
Provision for income taxes.......................................      (507,624)    (1,025,500)
                                                                   ------------  -------------
Income before extraordinary item.................................       984,100      1,976,325
Extraordinary item--loss on early extinguishment of debt, net of
  applicable income taxes........................................       --            (140,763)
                                                                   ------------  -------------
                                                                   ------------  -------------
Net income.......................................................  $    984,100  $   1,835,562
                                                                   ------------  -------------
                                                                   ------------  -------------
Per Share:
Income before extraordinary item.................................  $       0.11  $        0.18
Extraordinary item...............................................       --               (0.01)
                                                                   ------------  -------------
Net income.......................................................  $       0.11  $        0.17
                                                                   ------------  -------------
                                                                   ------------  -------------
Weighted average shares used in computing EPS....................     9,091,932     10,735,664

               See notes accompanying these financial statements.

                            APEX PC SOLUTIONS, INC.
                          Consolidated Balance Sheets

                                                                    AS OF          AS OF
                                                                 DECEMBER 31,     MARCH 28,
                                                                     1996           1997
                                                                 -------------  -------------
                                                                                 (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents....................................  $   2,118,887  $   7,451,387
  Accounts receivable, net of allowance for doubtful accounts..      6,170,193      5,978,002
  Inventories..................................................      1,653,011      1,612,468
  Prepaid expenses.............................................        130,218        368,678
  Deferred tax assets..........................................        800,700        486,359
                                                                 -------------  -------------
    Total current assets.......................................     10,873,009     15,896,894
                                                                 -------------  -------------
                                                                 -------------  -------------

Property and equipment, at cost:
  Leasehold improvements.......................................          4,677          4,677
  Furniture and office equipment...............................        273,831        351,241
  Computer and other equipment.................................        380,334        397,815
                                                                 -------------  -------------
                                                                       658,842        753,733
  Less accumulated depreciation................................        195,959        236,909
                                                                 -------------  -------------
                                                                       462,883        516,824
                                                                 -------------  -------------
Other assets...................................................        617,255         10,922
                                                                 -------------  -------------
Total assets...................................................  $  11,953,147  $  16,424,640
                                                                 -------------  -------------
                                                                 -------------  -------------

(continued on next page)

               See notes accompanying these financial statements.

                            APEX PC SOLUTIONS, INC.
                    Consolidated Balance Sheets (continued)

                                                                    AS OF          AS OF
                                                                 DECEMBER 31,     MARCH 28,
                                                                     1996           1997
                                                                 -------------  -------------
                                                                                 (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current portion of long-term debt...........................   $     504,349  $       4,349
  Accounts payable............................................         530,525        607,043
  Accrued wages and commissions...............................         554,352        374,820
  Accrued warranty costs......................................         630,000        655,000
  Accrued income taxes........................................            --          559,639
  Other accrued expenses......................................         282,040        469,034
                                                                 -------------  --------------
    Total current liabilities.................................       2,501,266      2,669,885
Subordinated debt.............................................      20,000,000          --
Long-term debt, less current portion..........................       5,110,549          9,454
Deferred taxes................................................          16,500         18,500
                                                                 -------------  -------------
  Total liabilities...........................................      27,628,315      2,697,839
                                                                 -------------  -------------
Preferred stock, Series A redeemable and convertible,
  no par value; 300,000 shares authorized, issued and
  outstanding at December 31, 1996............................       2,205,000          --
Preferred stock, Series B redeemable, no par value;
  200,000 shares authorized, issued and outstanding at
  December 31, 1996...........................................       1,000,000          --
                                                                 -------------  -------------
Shareholders' equity (deficit):
  Preferred stock, 1,000,000 shares authorized; no shares
    issued and outstanding....................................           --             --
  Common stock, no par value; 100,000,000 shares authorized;
    6,260,016 and 12,160,016 shares issued and outstanding....         648,260     31,513,042
  Deferred compensation.......................................         (93,431)      (186,806)
  Accumulated deficit.........................................     (19,434,997)   (17,599,435)
                                                                 -------------  -------------
    Total shareholders'equity (deficit).......................     (18,880,168)    13,726,801
                                                                 -------------  -------------
Total liabilities and shareholders' equity (deficit)..........   $  11,953,147  $  16,424,640
                                                                 -------------  -------------
                                                                 -------------  -------------

               See notes accompanying these financial statements.

                             APEX PC SOLUTIONS,INC.
                Condensed Consolidated Statements of Cash Flows
                              for the quarter ended

                                                                    MARCH 31,      MARCH 28,
                                                                      1996           1997
                                                                  -------------  -------------
                                                                   (UNAUDITED)    (UNAUDITED)
Net cash provided (used) by operating activities................  $  (1,155,015) $   3,152,325
                                                                  -------------  -------------
Cash flows from investing activities:
  Purchases of property and equipment...........................       (141,028)       (94,891)
                                                                  -------------  -------------
    Net cash used in investing activities.......................       (141,028)       (94,891)
                                                                  -------------  -------------
Cash flows from financing activities:
  Principal payments on notes to shareholder....................       (270,000)      --
  Repayments of long term debt..................................         (1,030)   (25,601,095)
  Proceeds from initial public offering of common stock (1).....       --           28,876,161
  Proceeds from exercise of common stock options................          2,593       --
  Redemption of Series B redeemable preferred stock.............                    (1,000,000)
                                                                  -------------  -------------
    Net cash provided by (used in) investing activities.........       (268,437)     2,275,066
                                                                  -------------  -------------
Net increase (decrease) in cash and cash equivalants............     (1,564,480)     5,332,500
Cash and cash equivalents at beginning of period................      2,676,290      2,118,887
                                                                  -------------  -------------
Cash and cash equivalents at end of period......................  $   1,111,810  $   7,451,387
                                                                  -------------  -------------
                                                                  -------------  -------------

------------------------

(1) Total net proceeds from the initial public offering of common stock were $28,560,182, after reduction of $315,979 for prepaid offering expenses incurred in 1996.

               See notes accompanying these financial statements.

                             APEX PC SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles and reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

    The accompanying financial statements should be read in conjunction with the audited financial statements of Apex PC Solutions, Inc. (the "Company") for the year ended December 31, 1996 and the notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

    The Company reports its annual results based on years ending December 31. Interim periods in years prior to 1997 are reported on a calendar quarter basis. Commencing in 1997, the Company will report its quarterly results for the first three interim periods ending on the last Friday of March, June and September and for the fourth interim period ending on December 31. The difference between quarterly results reported on this basis and quarterly results reported on the basis of calendar quarters for years prior to 1997 is not material.

    The Company formed a foreign sales corporation subsidiary in the first quarter of 1997. Consequently, the Company's financial statements are now presented on a consolidated basis.

2. LEVERAGED RECAPITALIZATION

    In December 1995, the Company effected a leveraged recapitalization (the "Leveraged Recapitalization") pursuant to which (i) the Company redeemed from one of its shareholders Common Stock representing a 50% voting interest in the Company prior to the Leveraged Recapitalization for approximately $12.5 million in cash and a Class B Subordinated Promissory Note in the principal amount of $10.0 million, and (ii) the Company sold to a group of entities affiliated with TA Associates, Inc. (the "TA Group") Common Stock and Series A Redeemable and Convertible Preferred Stock representing a 50% voting interest in the Company after the Leveraged Recapitalization for $2.5 million and sold to the TA Group Class A Subordinated Promissory Notes in the aggregate principal amount of $10.0 million. The subordinated promissory notes issued by the Company in connection with the Leveraged Recapitalization were repaid upon consummation of the Company's initial public offering in February 1997 (the "IPO"). In connection with the Leveraged Recapitalization, Kevin J. Hafer, the Company's President and Chief Executive Officer, received 200,000 shares of the Company's Series B Redeemable Preferred Stock. This Series B Redeemable Preferred Stock was fully vested on January 1, 1997. The Company redeemed 80,000 shares of such Series B Redeemable Preferred Stock on January 1, 1997 for $5.00 per share (an aggregate of $400,000) and redeemed the balance of such shares for $5.00 per share (an aggregate of $600,000) upon the consummation of the Company's IPO. In connection with the Leveraged Recapitalization, the Company incurred approximately $5.6 million of long-term bank indebtedness in December 1995, which was repaid using the net proceeds of the Company's IPO.

3. EXTRAORDINARY ITEM

    Because of the early retirement of the long-term bank indebtedness and subordinated promissory notes upon consummation of the Company's IPO, the Company's statement of operations in the first quarter of 1997 reflect an extraordinary loss for the write-off of deferred financing costs of approximately $141,000, net of applicable income taxes.

4. OTHER INCOME

    The statement of operations includes other income of approximately $136,000 received by the Company in connection with the Leveraged
Recapitalization .


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

    THE INFORMATION CONTAINED IN THIS ITEM 2 -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION" CONTAINS FORWARD-LOOKING STATEMENTS AS DEFINED IN THE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS RELATING TO FUTURE NET SALES, FUTURE RESEARCH AND DEVELOPMENT EXPENDITURES, FUTURE SALES AND MARKETING EXPENDITURES AND FUTURE LIQUIDITY AND CAPITAL RESOURCES. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THIS ITEM 2 -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION" AND IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1996 ON FILE WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

    The Company designs, manufactures and markets stand-alone switching systems and integrated server cabinet solutions for the client/server computing market. The Company's switching products, including OutLook, OutLook4 and ViewPoint, enable network administrators to access multiple servers from a single, centralized keyboard, monitor and mouse configuration (a "console"), consolidate hardware and provide direct hardwired connections between the switch and the attached servers to facilitate access to servers even when the network is down. The Company also offers server cabinet solutions to consolidate and store heterogeneous servers and related hardware in one or more cabinets to facilitate more efficient physical access and safer performance of hardware maintenance tasks.

    The Company markets and sells its products through a direct sales force and various distribution channels. A substantial portion of the Company's sales are concentrated among a limited number of OEM customers, to whom the Company sells stand-alone switching systems under private label arrangements. For the first quarter of 1997, sales to the Company's private label OEM customers, represented 74% of the Company's net sales. The Company's OEM business is subject to risks such as contract termination, reduced or delayed orders, adoption of competing products developed by third parties for the OEM or by the OEM's internal development team, and change in corporate ownership, financial condition, business direction or product mix by the OEM, any of which could have a material adverse effect on the Company's results of operations. In the past, the Company has experienced, and may continue to experience, significant reductions or delays in orders from its OEM customers which have had and may in the future have a material adverse effect on the Company's quarterly sales and operating results. The failure of any of the Company's private label OEMs to continue to place orders at current or anticipated levels would likely have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company has experienced substantial fluctuations in its operating results, on a quarterly and annual basis, and expects such fluctuations to continue in the future. The Company's operating results are affected by a number of factors, including: the volume and timing of orders, particularly from OEM customers, the timing of shipments; the timing of new product introductions and enhancements by the Company and its competitors; changes in product or distribution channel mixes; changes in pricing policies or price reductions by the Company or its competitors; the availability and cost of supplies and components; sales and marketing expenses relating to entering new markets, introducing new products and retaining current OEM and other large customers; seasonal customer demand; and fluctuations in sales of servers due to changes in economic conditions or capital spending levels. The Company is currently experiencing increased price competition in both the market for stand-alone switching systems and the market for integrated server cabinet systems and expects that pricing pressures will increase in the future. Increased competition could result in price reduction and loss of market share which would adversely affect the Company's business, financial condition and results of operations.

    Gross margins may vary significantly from period to period depending on a number of factors, including: the ratio of OEM sales to branded sales, as OEM sales typically have lower gross margins than branded sales; product mix, including the percentage of cabinet system sales, which generally have lower gross margins than sales of stand-alone switching systems; raw materials and labor costs; new product introductions by the Company and its competitors; and the level of outsourcing of manufacturing and assembly services by the Company. The Company expects that increased competition and the introduction of new technologies may affect pricing of the Company's products and therefore erode the Company's gross margins in the future. The Company expects that its operating results will be affected by seasonal trends and by general conditions in the server market. The Company believes that it has experienced and will continue to experience some degree of seasonality due to customer buying cycles. The Company believes that the fourth quarter has generally higher net sales levels due to customer budgeting and procurement cycles, which correspondingly may depress net sales in other quarters. Because the Company's business and operating results depend to a significant extent on the general conditions in the server market, any adverse change in the server market due to adverse economic conditions, declining capital spending levels or other factors could have a material adverse effect on the Company's business, financial condition and results of operations.

    In general, the Company's sales cycle varies substantially and may be lengthy, making revenues difficult to forecast. The Company has experienced period to period variability in sales to each of its OEM customers and expects this pattern to continue in the future. Although the Company's OEM customers typically place orders for products several months prior to scheduled shipment dates, these orders are subject to cancellation up to eight weeks prior to the scheduled shipment date. The Company generally must plan production, order components and undertake its manufacturing activities prior to the time that these orders become firm. In addition, the Company's OEM customers have in the past requested, and will likely continue to request from time to time, that the Company delay shipment dates or cancel orders for products that are subject to firm orders. Accordingly, sales to OEMs for future quarters are difficult to predict. Moreover, any cancellation, rescheduling or reduction of orders by OEM customers in the future could materially adversely affect the Company's operating results. If the Company succeeds in increasing branded sales as a percentage of net sales, the Company's quarterly sales and operating results will become more dependent upon the volume and timing of branded product orders received during the quarter. Because customers of the Company's branded products (including resellers) typically place orders shortly before their requested shipment date, revenues from branded sales are difficult to forecast. The failure of the Company to accurately forecast the timing and volume of orders for branded products during any given quarter could adversely affect the Company's operating results for such quarter and, potentially, for future periods.

RESULTS OF OPERATIONS

    The following table sets forth selected unaudited statement of operations data expressed as a percentage of net sales for the quarters ended:

                                                                          MARCH 31,    MARCH 28,
                                                                            1996         1997
                                                                         -----------  -----------
Net sales..............................................................       100.0%       100.0%
Cost of sales..........................................................        59.0         55.1
                                                                              -----        -----
Gross margin...........................................................        41.0         44.9
                                                                              -----        -----
Operating expenses:
  Research and development.............................................         3.3          3.8
  Sales and marketing..................................................         7.3          7.6
  General and administrative...........................................         5.6          6.8
                                                                              -----        -----
    Total operating expenses...........................................        16.2         18.2
                                                                              -----        -----
Income from operations.................................................        24.8         26.7
Interest expense, net..................................................        (6.0)        (2.1)
Other income...........................................................         0.0          1.3
                                                                              -----        -----
Income from operations before income taxes and extraordinary item......        18.8         25.9
Provision for income taxes.............................................         6.4          8.9
                                                                              -----        -----
Income before extraordinary item.......................................        12.4         17.0
Extraordinary item--loss on early extinguishment of debt, net of
  applicable income taxes..............................................         0.0         (1.2)
                                                                              -----        -----
Net income.............................................................        12.4%        15.8%
                                                                              -----        -----
                                                                              -----        -----

    Net Sales. The Company's net sales consist of sales of stand-alone switching systems and integrated server cabinets. Net sales increased 46% to $11.6 million for the first quarter of 1997 from $7.9 million for the first quarter of 1996, due primarily to absolute growth in sales of stand-alone switching systems to private label OEM customers and, to a lesser extent, to increased sales of Apex branded switching systems and cabinets to resellers. Private label OEM sales and sales of Apex branded products represented approximately 74% and 26%, respectively, of net sales for the first quarter of 1997, compared to 72% and 28%, respectively, of net sales for the first quarter of 1996. Any cancellation, rescheduling or reduction of orders by any of the Company's private label OEM customers could materially adversely affect the Company's future operating results.

    Gross Margin. Gross margin increased to 44.9% for the first quarter of 1997 from 41.0% for the first quarter of 1996, due primarily to a shift in the Company's product mix during the quarter away from cabinet sales to a larger percentage of switch sales, which generally have higher gross margins than cabinet sales.

    Research and development expenses. Research and development expenses include compensation for engineers and materials costs and are expensed as they are incurred. Research and development expenses increased to $442,000 for the first quarter of 1997 from $258,000 for the first quarter of 1996, due primarily to increased staffing levels. Research and development expenses as a percentage of net sales were 3.8% for the first quarter of 1997, compared to 3.3% for the first quarter of 1996. The Company believes that the timely development of innovative products and enhancements to existing products is essential to maintaining its competitive position and, therefore, expects research and development expenditures to increase in absolute dollars and as a percentage of net sales.

    Sales and marketing expenses. Sales and marketing expenses include promotional material, trade show expenses and sales and marketing personnel costs, including sales commissions and travel. Sales and marketing expenses increased to $886,000 for the first quarter of 1997 from $577,000 for the first quarter of 1996, increasing as a percentage of net sales to 7.6% for the first quarter of 1997 from 7.3% for the first quarter of 1996. The increase in absolute dollars was due primarily to increased staffing levels, and, to a lesser extent, to increased advertising and trade show expenses, including expenses relating to market entry and advertising strategies for Europe. Further, with first quarter net sales greater than anticipated, the Company accelerated some scheduled marketing activities and expenditures. The Company expects these expenditures to increase in absolute dollars as it seeks to increase its branded sales, in general, and its international sales, in particular.

    General and administrative expenses. General and administrative expenses include personnel costs for administration, finance, human resources and general management, as well as rent, utilities and legal and accounting expenses, and provision for Washington State's gross receipts tax. General and administrative expenses increased to $781,000 for the first quarter of 1997 from $449,000 for the first quarter of 1996. As a percentage of net sales, general and administrative expenses increased to 6.8% for the first quarter of 1997 from 5.6% for the first quarter of 1996. The increase in absolute dollars was due primarily to increased personnel costs, including the addition of a Chief Financial Officer and Corporate Controller, and, to a lesser extent, to increased costs relating to the Company's transition to a public company, including legal and accounting costs.

    Net interest expense (income). Net interest expense decreased to $240,000 for the first quarter of 1997 from $472,000 for the first quarter of 1996. The decrease in net interest expense resulted primarily from the elimination of all indebtedness incurred in the Leveraged Recapitalization, as well as long-term bank indebtedness, using the proceeds of the Company's IPO.

    Provision for income taxes. The provision for income taxes was approximately $1.0 million for the first quarter of 1997, compared to approximately $508,000 for the first quarter of 1997. The effective federal tax rate for each of these periods was approximately 34%.

    Net Income. Net income increased 87% to $1.8 million for the first quarter of 1997 from net income of approximately $1.0 million for the first quarter of 1996 due primarily to increased sales and related gross profits, and, to a lesser extent, decreased net interest expense resulting from the elimination of long-term indebtedness using the proceeds of the Company's IPO. As a percentage of net sales, net income increased to 15.8% for the first quarter of 1997 from 12.4% for the first quarter of 1996. The increase in absolute dollars and as a percentage of net sales was due to the factors discussed above.

BACKLOG

    As of March 28, 1997, the Company's backlog was $6.0 million, compared to $3.1 million at the end of the first quarter of 1996. Backlog consists of purchase orders with delivery dates scheduled within the next six months. None of the Company's customers is obligated to purchase products from the Company except pursuant to binding purchase orders. Generally, purchase orders are subject to cancellation up to eight weeks prior to the scheduled shipment date. Because of the timing of orders and the possibility of customer changes to delivery schedules, the Company's backlog as of any particular date may not be representative of actual sales for any succeeding period.

LIQUIDITY AND CAPITAL RESOURCES

    As of March 28, 1997 the Company's principal sources of liquidity consisted of approximately $7.5 million in cash and cash equivalents, an increase of approximately $5.3 million from December 31, 1996 balances. In addition, the Company has, since December 1995, had a combined line of credit and letter of credit facility with a bank. In early April 1997, this facility was renewed, providing a final maturity date of April 30, 1998 and increasing the aggregate borrowing capacity from $3.0 million to $5.0 million. Under the line of credit, the Company may borrow up to a specified amount based upon its accounts receivable. Under the letter of credit arrangement, the bank will issue commercial letters of credit up to $5.0 million (less any amounts outstanding under the line of credit) at prime. There were no borrowings under the line of credit and the letter of credit facility through March 1997. Thus, all $3.0 million was available through March 1997, and all $5.0 million thereafter.

    The Company's operating activities generated cash of approximately $3.2 million for the first quarter of 1997, compared to a cash flow deficit of approximately $1.2 million for the first quarter of 1996.

This increase in cash flow in the first quarter of 1997 was due primarily to decreased bonus payments and, to a lesser extent, to increased net income, and increased collection of receivables.

    In February 1997, the Company consummated an initial public offering of its common Stock (the "IPO"). The net proceeds to the Company from the IPO were approximately $28.4 million. Of that amount, $20.0 million was used to repay the indebtedness evidenced by the Class A and Class B Subordinated Promissory Notes issued in the Leveraged Recapitalization, approximately $5.6 million was used to repay long-term bank debt incurred by the Company in December 1995, and $600,000 was used to redeem shares of Series B Redeemable Preferred Stock. See Note 2 to Consolidated Financial Statements. After application of the net proceeds of the IPO to the foregoing items, and payment of IPO expenses (including $190,000 of Directors and Officers insurance policy premium which is being expensed in 1997 as a period cost), the remaining proceeds from the IPO were approximately $2.2 million. The Company believes that existing cash balances, cash generated from operations and the funds available to it under credit facilities, together with the remaining proceeds from the IPO, will be sufficient to fund its operations through 1997.

NEW ACCOUNTING PRONOUNCEMENT

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." This statement specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"), to simplify the existing computational guidelines and increase comparability on an international basis. The statement will be effective for interim and annual reporting periods ending after December 15, 1997. This statement will replace "primary" EPS with "basic" EPS, the principal difference being the exclusion of common stock equivalents in the computation of basic EPS. In addition, this statement will require the dual presentation of basic and diluted EPS on the face of the consolidated statement of operations. Basic EPS computed pursuant to this statement will differ from historical net income per share previously reported due to the exclusion of common stock equivalents from the computation. Diluted EPS computed pursuant to this statement is not expected to be materially different from the historical net income per share previously presented.

                                    PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        (a) The Company held a Special Meeting of Shareholders on January 6, 1997. The shareholders approved Amended and Restated Articles of Incorporation of the Company, approved the adoption of the Company's Employee Stock Purchase Plan and the reservation of 250,000 shares of Common Stock for issuance thereunder and approved the allocation and reservation for issuance of an additional 750,000 shares of Common Stock under the Company's 1995 Employee Stock Plan. All of the Company's outstanding shares were voted in favor of such matters, none were voted against and none were withheld.

        (b) The Company's shareholders acted by unanimous written consent effective February 14, 1997. The shareholders approved Amended and Restated Articles of Incorporation of the Company. All of the Company's outstanding shares were voted in favor of such matter, none were voted against and none were withheld.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

    11.1 Statement re Computation of Earnings Per Share

    27.1 Financial Data Schedule

ITEMS 1, 2, 3, and 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                  SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                APEX PC SOLUTIONS, INC.
                                (REGISTRANT)

DATE: MAY 12, 1997              /S/ KEVIN J. HAFER
                                --------------------------------------
                                PRESIDENT AND CHIEF EXECUTIVE OFFICER


DATE: MAY 12, 1997              /S/ DOUGLAS A. BEVIS
                                --------------------------------------
                                VICE PRESIDENT, CHIEF FINANCIAL OFFICER