Form 10QSB
period 1997-06-27
APEX PC SOLUTIONS INC
filed 1997-07-21
CIK 1027278

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 27, 1997

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

For the period from __________ to __________

Commission file number:  000-21959

                            APEX PC SOLUTIONS, INC.
       (Exact Name of Small Business Issuer as Specified in Its Charter)

                   Washington                      91-1577634
      (State or Other Jurisdiction of          (I.R.S. Employer
       Incorporation or Organization)       Identification Number)

         20031 142nd Avenue, N.E.                    98072
         Woodinville, Washington                  (Zip Code)
(Address of Principal Executive Offices)

                                 425-402-9393
               (Issuer's Telephone Number, Including Area Code)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No __

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

             Class                     Outstanding at July 11, 1997
------------------------------        ------------------------------
          Common Stock                          12,163,328

                                    PART I

ITEM 1.  FINANCIAL STATEMENTS


                            APEX PC SOLUTIONS, INC.
                           STATEMENTS OF OPERATIONS


                            FOR THE QUARTER ENDED     FOR THE SIX MONTHS ENDED
                           JUNE 30,       JUNE 27,     JUNE 30,      JUNE 27,
                             1996          1997          1996          1997
                          ----------    ----------    ----------    -----------

Net sales                 $6,085,884   $12,094,483    $14,001,937   $23,681,366
Cost of sales              3,675,272     6,609,153      8,343,392    12,991,830
                          ----------   -----------    -----------   -----------
   Gross profit            2,410,612     5,485,330      5,658,545    10,689,536
                          ----------   -----------    -----------   -----------

Research and development     205,662       494,192        463,622       935,986
Sales and marketing          539,747       990,801      1,117,036     1,876,528
General and administrative   482,153       922,539        931,175     1,703,320
                          ----------   -----------    -----------   -----------
   Total operating
     expenses              1,227,562     2,407,532      2,511,833     4,515,834
                          ----------   -----------    -----------   -----------

   Income from operations  1,183,050     3,077,798      3,146,712     6,173,702

Interest income (expense),
  net                       (474,937)      117,059       (946,875)     (123,344)
Other income                       -             -              -       146,324
                          ----------   -----------    -----------   -----------
Income from operations
  before income taxes and
  extraordinary item         708,113     3,194,857      2,199,837     6,196,682

Provision for income taxes  (240,561)   (1,089,454)      (748,185)   (2,114,954)
                          ----------   -----------    -----------   -----------
Income before
  extraordinary item         467,552     2,105,403      1,451,652     4,081,728

Extraordinary item --
  loss on early
  extinguishment of debt,
  net of applicable
  income taxes                    --            --             --      (140,763)
                          ----------   -----------    -----------   -----------

Net income                $  467,552   $ 2,105,403    $ 1,451,652   $ 3,940,965
                          ----------   -----------    -----------   -----------
                          ----------   -----------    -----------   -----------

Pro forma per share
  amounts:
   Income before
     extraordinary item        $0.05         $0.16          $0.16         $0.34
   Extraordinary item             --            --             --         (0.01)
                          ----------   -----------    -----------   -----------
   Pro forma income
     per share                 $0.05         $0.16          $0.16         $0.33
                          ----------   -----------    -----------   -----------
                          ----------   -----------    -----------   -----------

Pro forma weighted
  average shares used in
  computing per share
  amounts                  9,091,932    12,860,770      9,091,932    11,839,388


                    See notes accompanying these financial statements.

                             APEX PC SOLUTIONS, INC.
                                 BALANCE SHEETS


                                       DECEMBER 31,         JUNE 27,
                                          1996                1997
                                       ------------       -----------
ASSETS
Current assets:
   Cash and cash equivalents           $ 2,118,887        $ 7,956,172
   Accounts receivable, net of
     allowance for doubtful
     accounts                            6,170,193          6,983,029
   Inventories                           1,653,011          2,393,250
   Prepaid expenses                        130,218            382,695
   Deferred tax assets                     800,700            519,320
                                       -----------        -----------
      Total current assets              10,873,009         18,234,466
                                       -----------        -----------
Property and equipment, at cost:
   Leasehold improvements                    4,677             12,239
   Furniture and office equipment          273,831            359,030
   Computer and other equipment            380,334            556,480
                                       -----------        -----------
                                           658,842            927,749
   Less accumulated depreciation           195,959            283,812
                                       -----------        -----------
                                           462,883            643,937
                                       -----------        -----------
Other assets                               617,255             17,672
                                       -----------        -----------
Total assets                           $11,953,147         18,896,075
                                       -----------        -----------
                                       -----------        -----------


(Continued on next page)


               See notes accompanying these financial statements.

                            APEX PC SOLUTIONS, INC.
                          BALANCE SHEETS (CONTINUED)


                                       DECEMBER 31,         JUNE 27,
                                          1996                1997
                                       ------------       -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
 (DEFICIT)

Current liabilities:
   Current portion of long-term debt   $    504,349       $        --
   Accounts payable                         530,525         1,206,589
   Accrued wages and commissions            554,352           525,166
   Accrued warranty costs                   630,000           745,000
   Other accrued expenses                   282,040           546,175
                                       ------------       -----------
       Total current liabilities          2,501,266         3,022,930
Subordinated debt                        20,000,000                --
Long-term debt, less current portion      5,110,549                --
Deferred taxes                               16,500            21,250
                                       ------------       -----------
       Total liabilities                 27,628,315         3,044,180
                                       ------------       -----------

Preferred stock, Series A redeemable
   and convertible, no par value;
   300,000 shares authorized,
   issued and outstanding at
   December 31, 1996                      2,205,000                --
Preferred stock, Series B redeemable,
   no par value; 200,000 shares
   authorized, issued and
   outstanding at December 31, 1996       1,000,000                --
                                       ------------       -----------
Shareholders' equity (deficit):
   Preferred stock; 100,000 shares
     authorized at December 31,
     1996 and 1,000,000 shares
     authorized at June 27, 1997;
     no shares issued and
     outstanding                                --                 --
   Common stock, no par value;
     10,000,000 shares authorized
     at December 31, 1996, and
     100,000,000 shares authorized
     at June 27 1997; 6,260,016
     and 12,163,328 shares issued
     and outstanding                        648,260        31,526,508
   Deferred compensation                    (93,431)         (180,581)
   Accumulated deficit                  (19,434,997)      (15,494,032)
                                       ------------       -----------
     Total shareholders' equity
       (deficit)                        (18,880,168)       15,851,895
                                       ------------       -----------
Total liabilities and shareholders'
   equity (deficit)                     $11,953,147       $18,896,075
                                       ------------       -----------
                                       ------------       -----------

            See notes accompanying these financial statements.

                            APEX PC SOLUTIONS, INC.
                        CONDENSED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED


                                        JUNE 30,            JUNE 27,
                                          1996                1997
                                       ------------       -----------

NET CASH PROVIDED BY OPERATING
  ACTIVITIES                           $    769,533       $ 3,831,463
                                       ------------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment     (231,141)         (268,907)
                                       ------------       -----------
       Net cash used by investing
         activities                        (231,141)         (268,907)
                                       ------------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on notes to
     shareholder                           (270,000)               --
   Repayments of long-term debt              (2,074)      (25,614,898)
   Payment of loan fees                     (45,000)               --
   Proceeds from initial public
     offering of common stock (1)                --        28,866,741
   Proceeds from issuance of common
     stock and exercise of common
     stock options                            9,508            22,886
   Redemption of Series B redeemable
     preferred stock                             --        (1,000,000)
                                       ------------       -----------
       Net cash provided (used) by
         investing activities              (307,566)        2,274,729
                                       ------------       -----------

Net increase in cash and cash
  equivalents                               230,826         5,837,285
Cash and cash equivalents at
  beginning of period                     2,676,290         2,118,887
                                       ------------       -----------
Cash and cash equivalents at
  end of period                          $2,907,116        $7,956,172
                                       ------------       -----------
                                       ------------       -----------

(1) Total net proceeds from the initial public offering of common stock were $28,550,762, after reduction of $315,979 for prepaid offering expenses incurred in 1996.


              See notes accompanying these financial statements.

                            APEX PC SOLUTIONS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   Basis of Presentation

     The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles and reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

     The accompanying financial statements should be read in conjunction with the audited financial statements of Apex PC Solutions, Inc. (the "Company") for the year ended December 31, 1996 and the notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 and the Company's Quarterly Report on Form 10-QSB for the quarter ended March 28, 1997 on file with the Securities and Exchange Commission.

     The Company reports its annual results based on years ending December 31. Interim periods in years prior to 1997 are reported on a calendar quarter basis. Commencing in 1997, the Company reports its quarterly results for the first three interim periods ending on the last Friday of March, June and September and for the fourth interim period ending on December 31. The difference between quarterly results reported on this basis and quarterly results reported on the basis of calendar quarters for years prior to 1997 is not material.

     The Company formed a foreign sales corporation subsidiary in the first quarter of 1997. Consequently, beginning in 1997, the Company's financial statements are presented on a consolidated basis.

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

3.   Extraordinary Item

     Because of the early retirement of the long-term bank indebtedness and subordinated promissory notes upon consummation of the Company's IPO, the Company's statement of operations in the first quarter of 1997 reflects an extraordinary loss for the write-off of deferred financing costs of approximately $141,000, net of applicable income taxes.

4.   Other Income

     The statement of operations includes other income of approximately $136,000 received by the Company in the first quarter of 1997 in connection with the Leveraged Recapitalization.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

THE INFORMATION CONTAINED IN THIS ITEM 2 - "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION" CONTAINS FORWARD-LOOKING STATEMENTS AS DEFINED IN THE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS RELATING TO FUTURE NET SALES, FUTURE RESEARCH AND DEVELOPMENT EXPENDITURES, FUTURE SALES AND MARKETING EXPENDITURES, FUTURE GENERAL AND ADMINISTRATIVE EXPENDITURES,
BACKLOG AND FUTURE LIQUIDITY AND CAPITAL RESOURCES.   SUCH FORWARD-LOOKING
STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THIS ITEM 2 - "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION" AND IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1996, AND IN THE COMPANY'S QUARTERLY REPORT ON FORM 10-QSB FOR THE QUARTER ENDED MARCH 28, 1997, ON FILE WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

     The Company designs, manufactures and markets stand-alone switching systems and integrated server cabinet systems for the client/server computing market. The Company's switching products, including OUTLOOK, OUTLOOK(4) and VIEWPOINT, enable network administrators to access multiple servers from a single, centralized keyboard, monitor and mouse configuration (a "console"), consolidate hardware and provide direct hardwired connections between the switch and the attached servers to facilitate access to servers even when the network is down. The Company also offers integrated server cabinet systems to consolidate and store heterogeneous servers and related hardware in one or more cabinets to facilitate more efficient physical access and safer performance of hardware maintenance tasks.

     The Company markets and sells its products through a direct sales force and various distribution channels. A substantial portion of the Company's sales are concentrated among a limited number of original equipment manufacturers which purchase the Company's switching systems on a private label basis ("OEMs"). For the six months ended June 27, 1997, sales to the Company's OEM customers represented 66% of the Company's net sales. The Company's OEM business is subject to risks such as contract termination, reduced or delayed orders, adoption of competing products developed by third parties for the OEM or by the OEM's internal development team, and change in corporate ownership, financial condition, business direction or product mix by the OEM, any of which could have a material adverse effect on the Company's results of operations. In the past, the Company has experienced, and may continue to experience, significant reductions or delays in orders from its OEM customers which have had and may in the future have a material adverse effect on the Company's quarterly sales and operating results. The failure of any of the Company's private label OEMs to continue to place orders at current or anticipated levels would likely have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company has experienced substantial fluctuations in its operating results, on a quarterly and annual basis, and expects such fluctuations to continue in the future. The Company's operating results are affected by a number of factors, including: the volume and timing of orders, and, particularly from OEM customers, the timing of shipments; the timing of new product introductions and enhancements by the Company and its competitors; changes in product or distribution channel mixes; changes in pricing policies or price reductions by the Company or its competitors; the availability and cost of supplies and components; sales and marketing expenses relating to entering new markets, introducing new products and retaining current OEM and other large customers; seasonal customer demand; and fluctuations in sales of servers due to changes in economic conditions or capital spending levels. The Company is currently experiencing increased price competition in both the market for stand-alone switching systems and the market for integrated server cabinet systems and expects that pricing pressures will increase in the future. Increased competition could result in price reduction and loss of market share which would adversely affect the Company's business, financial condition and results of operations.

     Gross margins may vary significantly from period to period depending on a number of factors, including: the ratio of OEM sales to branded sales, as OEM sales typically have lower gross margins than branded sales; product mix, including the percentage of integrated server cabinet system sales, which generally have lower gross margins than sales of stand-alone switching systems; raw materials and labor costs; new product introductions by the Company and its competitors; and the level of outsourcing of manufacturing and assembly services by the Company. The Company expects that increased competition and the introduction of new technologies may affect pricing of the Company's products and therefore erode the Company's gross margins in the future. The Company expects that its operating results will be affected by seasonal trends and by general conditions in the server market. The Company believes that it has experienced and will continue to experience some degree of seasonality due to customer buying cycles. The Company believes that the fourth quarter has generally higher net sales levels due to customer budgeting and procurement cycles, which correspondingly may depress net sales in other quarters. Because the Company's business and operating results depend to a significant extent on the general conditions in the server market, any adverse change in the server market due to adverse economic conditions, declining capital spending levels or other factors could have a material adverse effect on the Company's business, financial condition and results of operations.

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

RESULTS OF OPERATIONS

     The following table sets forth selected unaudited statement of operations data expressed as a percentage of net sales:


                            FOR THE QUARTER ENDED     FOR THE SIX MONTHS ENDED
                            JUNE 30,     JUNE 27,     JUNE 30,        JUNE 27,
                              1996         1997         1996            1997
                            -------      --------     --------        --------

Net sales                     100.0%        100.0%       100.0%          100.0%
Cost of sales                  60.4          54.6         59.6            54.9
                               ----          ----         ----            ----
Gross margin                   39.6          45.4         40.4            45.1
                               ----          ----         ----            ----
Operating expenses:
   Research and development     3.4           4.1          3.3             4.0
   Sales and marketing          8.9           8.3          8.0             7.9
   General and administrative   7.9           7.6          6.6             7.2
                               ----          ----         ----            ----
      Total operating
        expenses               20.2          20.0         17.9            19.1
                               ----          ----         ----            ----
Income from operations         19.4          25.4         22.5            26.0
Interest income (expense),
  net                          (7.8)          1.0         (6.8)           (0.5)
Other income                    0.0           0.0          0.0             0.6
                               ----          ----         ----            ----
Income from operations
  before income taxes
  and extraordinary item       11.6          26.4         15.7            26.1
Provision for income taxes      3.9           9.0          5.3             8.9
                               ----          ----         ----            ----
Income before extraordinary
  item                          7.7          17.4         10.4            17.2
Extraordinary item -- loss on
  early extinguishment of
  debt, net of applicable
  income taxes                  0.0           0.0          0.0            (0.6)
                               ----          ----         ----            ----
Net income                      7.7%         17.4%        10.4%           16.6%
                               ----          ----         ----            ----


     NET SALES. The Company's net sales consist of sales of stand-alone switching systems and integrated cabinet systems. Net sales increased 99% to $12.1 million for the second quarter of 1997 from $6.1 million for the second quarter of 1996, due primarily to increasing demand for Apex branded products. Branded sales increased to $5.1 million in the second quarter of 1997 from $2.2 million a year ago. Private label OEM sales and sales of Apex branded products represented 58% and 42%, respectively, of net sales for the second quarter of 1997, compared to 64% and 36%, respectively, of net sales for the second quarter of 1996. 1997 year-to-date net sales increased 69% to $23.7 million from $14.0 million year-to-date in 1996, due primarily to absolute growth in sales of stand-alone switching systems to private label OEM customers and, to a lesser extent, to increased sales of Apex branded
switching systems and integrated server cabinet systems.   1997 year-to-date
private label OEM sales and sales of Apex branded products represented 66% and 34%, respectively, of net sales, compared to 68% and 32%, respectively, year-to-date in 1996. Any cancellation, rescheduling or reduction of orders by any of the Company's private label OEM customers could materially adversely affect the Company's future operating results.

     GROSS MARGIN. Gross margin increased to 45.4% for the second quarter of 1997 from 39.6% for the second quarter of 1996, due primarily to a significant increase in the percentage of Apex branded sales, which generally have higher gross margins than OEM sales. 1997 year-to-date gross margin increased to 45.1% from 40.4% year-to-date in 1996, due primarily to shifts in the Company's product mix to a larger percentage of branded switch and integrated cabinet system sales. The Company expects that increased price competition may affect pricing and therefore erode the Company's gross margins in the future.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses include compensation for engineers and materials costs and are expensed as they are incurred. Research and development expenses increased to $494,000 for the second quarter of 1997 from $206,000 for the second quarter of 1996, due primarily to increased compensation expenses associated with increased staffing levels and, to a
lesser extent, to increased project spending.   Research and development
expenses as a percentage of net sales were 4.1% for the second quarter of
1997, compared to 3.4% for the second quarter of 1996.   1997 year-to-date
research and development expenses increased to $936,000 from $464,000 year-to-date in 1996, due to the same reasons noted for the second quarter.
As a percentage of net sales, 1997 year-to-date research and development expenses were 4.0%, compared to 3.3% year-to-date in 1996. The Company believes that the timely development of innovative products and enhancements to existing products is essential to maintaining its competitive position and, therefore, expects research and development expenditures to increase in absolute dollars.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses include promotional material, trade show expenses and sales and marketing personnel costs, including sales commissions and travel. Sales and marketing expenses increased to $991,000 for the second quarter of 1997 from $540,000 for the second quarter of 1996, but decreased as a percentage of net sales to 8.3%
from 8.9%.   The increase in absolute dollars was due primarily to increased compensation expense associated with increased staffing levels and increased advertising and trade show expenses, including expenses relating to market
entry and advertising strategies for Europe.   1997 year-to-date sales and
marketing expenses increased to $1.9 million from $1.1 million year-to-date
in 1996, but decreased as a percentage of net sales to 7.9% from 8.0%.   The
increase in absolute dollars was due to the same reasons noted above for the second quarter. The Company expects sales and marketing expenditures to increase in absolute dollars as it seeks to increase branded sales, in general, and international sales, in particular.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include personnel costs for administration, finance, human resources and general management, as well as rent, utilities and legal and accounting expenses, and provision for Washington State's gross receipts tax. General and administrative expenses increased to $923,000 for the second quarter of 1997 from $482,000 for the second quarter of 1996, but decreased to 7.6% from
7.9% of net sales.   The increase in absolute dollars was due primarily to
increased personnel costs, including the addition of a Chief Financial Officer and Corporate Controller, and, to a lesser extent, to increased costs relating to the Company's transition to a public company. General and administrative expenses increased to $1.7 million year-to-date for 1997 from $931,000 for year-to-date 1996, increasing to 7.2% from 6.6% of net sales. The increase in absolute dollars was due to the same reasons noted above for
the second quarter.   The Company expects general and administrative expenses
to increase in absolute dollars to support the growth of the operations and sales functions.

     NET INTEREST EXPENSE (INCOME). The Company had net interest income of $117,000 for the second quarter of 1997, compared to net interest expense of $475,000 for the second quarter of 1996. This $592,000 net change resulted primarily from the elimination of all indebtedness incurred in the Leveraged Recapitalization, as well as the elimination of all long-term bank indebtedness, using the proceeds of the Company's initial public offering in February 1997 ("IPO"). 1997 year-to-date net interest expense decreased to $123,000 from $947,000 year-to-date 1996. This $824,000 net change was due to the same reasons noted above for the second quarter.

     PROVISION FOR INCOME TAXES. The provision for income taxes was $1.1 million for the second quarter of 1997, compared to $241,000 for the second quarter of 1996. The 1997 year-to-date provision for income taxes increased to $2.1 million from $748,000 year-to-date in 1996. The effective federal tax rate for each of these periods was approximately 34%.

     NET INCOME. Net income increased 350% to $2.1 million for the second quarter of 1997 from $468,000 for the second quarter of 1996 due primarily to increased net sales and related gross profits and decreased interest expense resulting from the elimination of long-term indebtedness using the proceeds of the Company's IPO and, to a lesser extent, to increased percentage gross
margin.   As a percentage of net sales, net income increased to 17.4% for the second quarter of 1997 from 7.7% for the second quarter of

1996. The increase as a percentage of net sales was due to the factors discussed above. 1997 year-to-date net income increased 171% to $3.9 million from $1.45 million year-to-date in 1996 due to the same reasons noted above for the second quarter. As a percentage of net sales, 1997 year-to-date net income increased to 16.6% from 10.4% year-to-date in 1996, and for the same reasons noted above.

BACKLOG

     As of  June 27, 1997, the Company's backlog was $10.9 million, compared to
$4.2 million at the end of the second quarter of 1996.   Backlog consists of
purchase orders with delivery dates scheduled within the next six months.
None of the Company's customers is obligated to purchase products from the Company except pursuant to binding purchase orders. Generally, purchase orders are subject to cancellation up to eight weeks prior to the scheduled shipment date. Because of the timing of orders and the possibility of customer changes to delivery schedules, the Company's backlog as of any particular date may not be representative of actual sales for any succeeding period.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 27, 1997 the Company's principal sources of liquidity consisted of approximately $7.9 million in cash and cash equivalents, an increase of $5.8 million from the December 31, 1996 balances. In addition, since December 1995, the Company has maintained a combined line of credit and letter of credit facility with a bank. In early April 1997, this facility was renewed, providing a final maturity date of April 30, 1998 and increasing the aggregate borrowing capacity from $3.0 million to $5.0 million. Under the line of credit, the Company may borrow up to a specified amount based upon its accounts receivable. Under the letter of credit arrangement, the bank will issue commercial letters of credit up to $5.0 million (less any amounts outstanding under the line of credit) at prime. There were no borrowings under the line of credit and the letter of credit facility from December 1995 through June 1997. Thus, all $3.0 million was available through March 1997, and all $5.0 million thereafter.

     Cash generated from operating activities increased to $3.8 million year-to-date for 1997 from $770,000 year-to-date for 1996. This increase in cash flow was primarily due to increased net income, decreased bonus payments and an increase in accounts payable, partially offset by increases in accounts receivable and inventories.

     In February 1997, the Company consummated its IPO. The net proceeds to the Company from the IPO were approximately $28.4 million, after deducting approximately $190,000 of directors and officers insurance premium. Of that amount, $20.0 million was used to repay the indebtedness evidenced by the Class A and Class B Subordinated Promissory Notes issued in the Leveraged Recapitalization, approximately $5.6 million was used to repay long-term bank debt incurred by the Company in December 1995, and $600,000 was used to redeem shares of Series B Redeemable Preferred Stock. See Note 2 to Financial Statements. After application of the net proceeds of the IPO to the foregoing items, and payment of IPO expenses (including $190,000 of directors and officers insurance premium which is being expensed in 1997 as a period cost), the remaining proceeds from the IPO were approximately $2.2 million. The Company believes that existing cash balances, cash generated from operations and the funds available to it under credit facilities, together with the remaining proceeds from the IPO, will be sufficient to fund its operations through 1998.

NEW ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." This statement specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"), to simplify the existing computational guidelines and increase comparability on an international basis. The statement will be effective for interim and annual reporting periods ending after December 15, 1997. This statement will replace "primary" EPS with "basic" EPS, the principal difference being the exclusion of common stock equivalents in the computation of basic EPS. In addition, this statement will require the dual presentation of basic and diluted EPS on the face of the consolidated statements of operations. Basic EPS computed pursuant to this statement will differ from historical net income per share previously reported due to the exclusion of common stock equivalents from the computation. Diluted EPS computed pursuant to this statement is not expected to be materially different from the historical net income per share previously presented.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The statement will be effective for fiscal years beginning after December 15, 1997. Reclassification for earlier periods is required for comparative purposes. The Company is currently evaluating the impact this statement will have on its financial statements; however, because the statement requires only additional disclosure, the Company does not expect the statement to have a material impact on its financial position or results of operations.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." This statement includes requirements to report selected segment information quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The statement will be effective for fiscal years beginning after December 15, 1997. Reclassification for earlier periods is required, unless impracticable, for comparative purposes. The Company is currently evaluating the impact this statement will have on its financial statements; however, because the statement requires only additional disclosure, the Company does not expect the statement to have a material impact on its financial position or results of operations.

                                    PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The Company held its Annual Meeting of Shareholders on June 26, 1997. At the Annual Meeting, the shareholders elected each of the five nominees for director, Kevin J. Hafer, Sterling Crum, Jeffrey T. Chambers, William McAleer and Edwin L. Harper, with 11,673,887 votes in favor and 1,250 votes against each nominee. The shareholders voted to ratify the appointment of Coopers & Lybrand LLP as the Company's auditors with 11,674,707 votes in favor and 430 abstentions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

 3.2 Amended and Restated Bylaws (incorporated by reference to the Company's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on July 21, 1997)

10.3.2 First Amendment to Employment Agreement dated December 1996 by and between the Company and Kevin J. Hafer (incorporated by reference to the Company's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on July 21, 1997)

10.5.2 Second Amendment to Lease dated March 13, 1997 by and between the Company and Christopher L. Clark (incorporated by reference to the Company's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on July 21, 1997)

10.6 Purchase Agreement dated September 19, 1994 by and between the Company and Compaq Computer Corporation, as amended+ ++ (incorporated by reference to the Company's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on July 21, 1997)

10.16 Business Loan Agreement dated March 27, 1997 by and between the Company and U.S. Bank of Washington, National Association
       (incorporated by reference to the Company's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on July 21, 1997)

11.1   Statement re Computation of Earnings Per Share

21.1 Subsidiaries of Registrant (incorporated by reference to the Company's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on July 21, 1997)

27.1   Financial Data Schedule

 + Confidential treatment requested for portions of this agreement.

++ Portions of this agreement are subject to confidential treatment.

ITEMS 1, 2, 3, and 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              APEX PC SOLUTIONS, INC.
                              (Registrant)

                              /s/ Kevin J. Hafer
Date:  July 21, 1997          -----------------------
                              Kevin J. Hafer
                              President and Chief Executive Officer


                              /s/ Douglas A. Bevis
Date:  July 21, 1997          -----------------------
                              Douglas A. Bevis
                              Vice President, Chief Financial Officer