Form 10QSB
period 1997-09-26
APEX PC SOLUTIONS INC
filed 1997-11-07
CIK 1027278

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 26, 1997

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

For the period from __________ to __________

Commission file number:  000-21959


                             APEX PC SOLUTIONS, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

               Washington                              91-1577634
     (State or Other Jurisdiction of         (I.R.S. Employer Identification
     Incorporation or Organization)                      Number)

        20031 142 nd Avenue, N.E.
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

Yes  X  No
     --    --

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                  Class                      Outstanding at October 10, 1997
                  -----                      -------------------------------
              Common Stock                             13,431,173

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                             APEX PC SOLUTIONS, INC.
                            STATEMENTS OF OPERATIONS


                                                        FOR THE QUARTER ENDED          FOR THE NINE MONTHS ENDED
                                                    SEPTEMBER 30,   SEPTEMBER 26,    SEPTEMBER 30,    SEPTEMBER 26,
                                                        1996            1997             1996             1997
                                                    -------------   -------------    -------------    -------------
Net sales                                              $9,265,181     $15,276,397      $23,267,118      $38,957,763
Cost of sales                                           5,172,408       8,482,006       13,515,800       21,473,836
                                                    -------------   -------------    -------------    -------------
  Gross profit                                          4,092,773       6,794,391        9,751,318       17,483,927
                                                    -------------   -------------    -------------    -------------

Research and development                                  191,906         460,758          655,528        1,396,744
Sales and marketing                                       640,596       1,130,695        1,757,632        3,007,223
General and administrative                                772,903       1,005,128        1,704,078        2,708,448
                                                    -------------   -------------    -------------    -------------
  Total operating expenses                              1,605,405       2,596,581        4,117,238        7,112,415
                                                    -------------   -------------    -------------    -------------

  Income from operations                                2,487,368       4,197,810        5,634,080       10,371,512

Interest income (expense), net                           (472,419)        287,899       (1,419,294)         164,555
Other income                                                    -               -                -          146,324
                                                    -------------   -------------    -------------    -------------
Income from operations before income
  taxes and extraordinary item                          2,014,949       4,485,709        4,214,786       10,682,391

Provision for income taxes                                686,677       1,525,820        1,434,862        3,640,774
                                                    -------------   -------------    -------------    -------------

Income before extraordinary item                        1,328,272       2,959,889        2,779,924        7,041,617

Extraordinary item -- loss on early
  extinguishment of debt, net of applicable
  income taxes                                                  -               -                -         (140,763)
                                                    -------------   -------------    -------------    -------------

Net income                                           $  1,328,272    $  2,959,889     $  2,779,924     $  6,900,854
                                                    -------------   -------------    -------------    -------------
                                                    -------------   -------------    -------------    -------------

Pro forma per share amounts:
  Income before extraordinary item                          $0.15           $0.22            $0.31            $0.57
  Extraordinary item                                            -               -                -            (0.01)
                                                    -------------   -------------    -------------    -------------

  Pro forma income per share                                $0.15           $0.22            $0.31            $0.56
                                                    -------------   -------------    -------------    -------------
                                                    -------------   -------------    -------------    -------------

Pro forma weighted average shares used in
     computing per share amounts
                                                        9,091,932      13,553,725        9,091,932       12,410,213


               See notes accompanying these financial statements.

                             APEX PC SOLUTIONS, INC.
                                 BALANCE SHEETS

                                                   DECEMBER 31,    SEPTEMBER 26,
                                                      1996             1997
                                                   ------------    -------------
ASSETS
Current assets:
  Cash and cash equivalents                        $  2,118,887    $  37,422,705
  Accounts receivable, net of allowance for
    doubtful accounts                                 6,170,193       10,210,066
  Inventories                                         1,653,011        2,512,007
  Interest receivable                                         -          208,246
  Prepaid expenses                                      130,218          302,553
  Deferred tax assets                                   800,700          524,700
                                                   ------------    -------------
    Total current assets                             10,873,009       51,180,277
                                                   ------------    -------------

Property and equipment, at cost:
  Leasehold improvements                                  4,677           33,865
  Furniture and office equipment                        273,831          443,205
  Computer and other equipment                          380,334          623,141
                                                   ------------    -------------
                                                        658,842        1,100,211
  Less accumulated depreciation                         195,959          350,340
                                                   ------------    -------------
                                                        462,883          749,871
                                                   ------------    -------------
Other assets                                            617,255           17,672
                                                   ------------    -------------
Total assets                                        $11,953,147      $51,947,820
                                                   ------------    -------------
                                                   ------------    -------------

(Continued on next page)

               See notes accompanying these financial statements.

                             APEX PC SOLUTIONS, INC.
                           BALANCE SHEETS (CONTINUED)

                                                    DECEMBER 31,  SEPTEMBER 26,
                                                       1996           1997
                                                    ------------  -------------

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Current portion of long-term debt                   $  504,349    $         -
  Accounts payable                                       530,525        619,550
  Accrued wages and commissions                          554,352        720,155
  Accrued warranty costs                                 630,000        745,000
  Accrued offering expenses                                    -        145,511
  Other accrued expenses                                 282,040        536,082
                                                    ------------  -------------
    Total current liabilities                          2,501,266      2,766,298
Subordinated debt                                     20,000,000              -
Long-term debt, less current portion                   5,110,549              -
Deferred taxes                                            16,500         26,950
                                                    ------------  -------------
     Total liabilities                                27,628,315      2,793,248
                                                    ------------  -------------

Preferred stock, Series A redeemable and
  convertible, no par value; 300,000 shares
  authorized, issued and outstanding at
  December 31, 1996                                    2,205,000              -

Preferred stock, Series B redeemable, no par
  value; 200,000 shares authorized, issued and
  outstanding at December 31, 1996                     1,000,000              -
                                                    ------------  -------------

Shareholders' equity (deficit):
  Preferred stock; no shares authorized at
    December 31, 1996 and 1,000,000 shares
    authorized at September 26, 1997; no shares
    issued and outstanding                                     -              -
  Common stock, no par value; 10,000,000 shares
    authorized at December 31, 1996 and 100,000,000
    shares authorized at September 26, 1997;
    6,260,016 and 13,431,173 shares issued and
    outstanding                                          648,260     61,863,071
  Deferred compensation                                  (93,431)      (174,356)
    Accumulated deficit                              (19,434,997)   (12,534,143)
                                                    ------------  -------------
      Total shareholders' equity (deficit)           (18,880,168)    49,154,572
                                                    ------------  -------------
Total liabilities and shareholders' equity
  (deficit)                                          $11,953,147    $51,947,820
                                                    ------------  -------------
                                                    ------------  -------------

               See notes accompanying these financial statements.

                             APEX PC SOLUTIONS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED


                                                                   SEPTEMBER 30,    SEPTEMBER 26,
                                                                       1996             1997
                                                                   -------------    -------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                     $  (548,509)      $2,988,384
                                                                   -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                               (263,293)        (441,369)

                                                                   -------------    -------------
           Net cash used by investing activities                        (263,293)        (441,369)
                                                                   -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Principal payments on notes to shareholder                        (270,000)               -
      Repayments of long-term debt                                        (3,136)     (25,614,898)
      Payment of loan fees                                               (45,000)               -
      Proceeds from initial public offering of common stock (1)                -       28,866,741
      Proceeds from follow-on public offering of common stock (2)              -       30,438,634
      Proceeds from issuance of common stock and exercise of
        common stock options                                              16,789           66,326
      Redemption of Series B redeemable preferred stock                        -       (1,000,000)
                                                                   -------------    -------------
           Net cash provided (used) by financing activities             (301,347)      32,756,803
                                                                   -------------    -------------

Net increase (decrease) in cash and cash equivalents                  (1,113,149)      35,303,818
Cash and cash equivalents at beginning of period                       2,676,290        2,118,887
                                                                   -------------    -------------
Cash and cash equivalents at end of period                            $1,563,141      $37,422,705
                                                                   -------------    -------------
                                                                   -------------    -------------


(1) Total net proceeds from the initial public offering of common stock were $28,550,762, after reduction of $315,979 for prepaid offering expenses incurred in 1996.
(2) Total net proceeds from the follow-on public offering of common stock were $30,293,123, after reduction of $145,511 for offering expenses accrued at September 26, 1997.

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

     The accompanying financial statements should be read in conjunction with the audited financial statements of Apex PC Solutions, Inc. (the "Company") for the year ended December 31, 1996 and the notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, the unaudited financial statements contained in the Company's Quarterly Reports on Form 10-QSB for the quarters ended March 28, 1997, and June 27, 1997, on file with the Securities and Exchange Commission.

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

2.   Leveraged Recapitalization and Initial Public Offering

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

     3.   Follow-On Offering

     A follow-on public offering of 4.6 million shares of the Company's common stock (including 600,000 shares sold pursuant to the underwriters' over-allotment option) was completed in August 1997, at a price of $26 per share. Of the total, 1,250,000 shares were offered by the Company and 3,350,000 shares were offered by certain selling shareholders. The Company plans to use the approximately $30.3 million in net proceeds for general corporate purposes. Following this offering, the Company had 13,413,328 shares of common stock outstanding as of August 8, 1997, and 13,431,173 shares of common stock outstanding as of September 26, 1997.

     4.   Extraordinary Item

     Because of the early retirement of the long-term bank indebtedness and subordinated promissory notes upon consummation of the Company's IPO, the Company's statement of operations in the first quarter of 1997 reflects an extraordinary loss for the write-off of deferred financing costs of approximately $141,000, net of applicable income taxes.

     5.   Other Income

     The statement of operations includes other income of approximately $136,000 received by the Company in the first quarter of 1997 in connection with the Leveraged Recapitalization.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

THE INFORMATION CONTAINED IN THIS ITEM 2 - "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION" CONTAINS FORWARD-LOOKING STATEMENTS AS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH
FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS RELATING
TO FUTURE NET SALES, FUTURE RESEARCH AND DEVELOPMENT EXPENDITURES, FUTURE
SALES AND MARKETING EXPENDITURES, FUTURE GENERAL AND ADMINISTRATIVE EXPENDITURES, BACKLOG AND FUTURE LIQUIDITY AND CAPITAL RESOURCES. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES
THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED
IN THE FORWARD-LOOKING STATEMENTS.  FACTORS THAT MIGHT CAUSE SUCH A
DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THIS ITEM 2 - "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION" AND IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1996, THE COMPANY'S QUARTERLY REPORTS ON FORM 10-QSB FOR THE QUARTERS ENDED MARCH 28, 1997, AND JUNE 27, 1997, AND THE COMPANY'S REGISTRATION STATEMENT ON FORM SB-2 (REGISTRATION NO. 333-31697), ALL AS ON FILE WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

     The Company markets and sells its products through a direct sales force and various distribution channels. A substantial portion of the Company's sales are concentrated among a limited number of original equipment manufacturers which purchase the Company's switching systems on a private label basis ("OEMs"). For the nine months ended September 26, 1997, sales to the Company's OEM customers represented 67% of the Company's net sales. The Company's OEM business is subject to risks such as contract termination, reduced or delayed orders, adoption of competing products developed by third parties for the OEM or by the OEM's internal development team, and change in corporate ownership, financial condition, business direction or product mix by the OEM, any of which could have a material adverse effect on the Company's results of operations. In the past, the Company has experienced, and may continue to experience, significant reductions or delays in orders from its OEM customers which have had and may in the future have a material adverse effect on the Company's quarterly sales and operating results. The failure of any of the Company's private label OEMs to continue to place orders at current or anticipated levels would likely have a material adverse effect on the Company's business, financial condition and results of operations.

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

     In general, the Company's sales cycle varies substantially and may be lengthy, making revenues difficult to forecast. The Company has experienced period to period variability in sales to each of its OEM customers and expects this pattern to continue in the future. Although the Company's OEM customers typically place orders for products several months prior to scheduled shipment dates, these orders are subject to cancellation up to eight weeks prior to the scheduled shipment date. The Company generally must plan production, order components and undertake its manufacturing activities prior to the time that these orders become firm. In addition, the Company's OEM customers have in the past requested, and will likely continue to request from time to time, that the Company delay shipment dates or cancel orders for products that are subject to firm orders. Further, OEMs may change their channel inventory and distribution patterns. Accordingly, sales to OEMs for future quarters are difficult to predict. Moreover, any cancellation, rescheduling or reduction of orders by OEM customers in the future could materially adversely affect the Company's operating results. If the Company succeeds in increasing branded sales as a percentage of net sales, the Company's quarterly sales and operating results will become more dependent upon the volume and timing of branded product orders received during the quarter. Because customers of the Company's branded products (including resellers) typically place orders shortly before their requested shipment date, revenues from branded sales are difficult to forecast. The failure of the Company to accurately forecast the timing and volume of orders for branded products during any given quarter could adversely affect the Company's operating results for such quarter and, potentially, for future periods.

RESULTS OF OPERATIONS

     The following table sets forth selected unaudited statement of operations data expressed as a percentage of net sales:

                                                          FOR THE QUARTER ENDED          FOR THE NINE MONTHS ENDED
                                                       SEPTEMBER 30,  SEPTEMBER 26,    SEPTEMBER 30,   SEPTEMBER 26,
                                                           1996           1997             1996            1997
                                                           ----           ----             ----            ----
Net sales. . . . . . . . . . . . . . . . . . . . . . .        100.0%         100.0%           100.0%         100.0%
Cost of sales. . . . . . . . . . . . . . . . . . . . .         55.8           55.5             58.1           55.1
                                                               ----           ----             ----           ----
Gross margin . . . . . . . . . . . . . . . . . . . . .         44.2           44.5             41.9           44.9
                                                               ----           ----             ----           ----
Operating expenses:
Research and development . . . . . . . . . . . . . . .          2.1            3.0              2.8            3.6
Sales and marketing. . . . . . . . . . . . . . . . . .          6.9            7.4              7.6            7.7
General and administrative . . . . . . . . . . . . . .          8.4            6.6              7.3            7.0
                                                               ----           ----             ----           ----
Total operating expenses . . . . . . . . . . . . . . .         17.4           17.0             17.7           18.3
                                                               ----           ----             ----           ----
Income from operations . . . . . . . . . . . . . . . .         26.8           27.5             24.2           26.6
Interest income (expense), net . . . . . . . . . . . .         (5.1)           1.9             (6.1)           0.4
Other income . . . . . . . . . . . . . . . . . . . . .          0.0            0.0              0.0            0.4
                                                               ----           ----             ----           ----
Income from operations before income
    taxes and extraordinary item . . . . . . . . . . .         21.7           29.4             18.1           27.4
Provision for income taxes . . . . . . . . . . . . . .          7.4           10.0              6.2            9.3
                                                               ----           ----             ----           ----
Income before extraordinary item . . . . . . . . . . .         14.3           19.4             11.9           18.1

Extraordinary item -- loss on early extinguishment of
     debt, net of applicable income taxes. . . . . . .          0.0            0.0              0.0           (0.4)
                                                               ----           ----             ----           ----
Net income . . . . . . . . . . . . . . . . . . . . . .         14.3%          19.4%            11.9%          17.7%
                                                               ----           ----             ----           ----
                                                               ----           ----             ----           ----

     NET SALES. The Company's net sales consist of sales of stand-alone switching systems and integrated cabinet systems. Net sales increased 65% to $15.3 million for the third quarter of 1997 from $9.3 million for the third quarter of 1996, due primarily to increased demand for stand-alone switching systems from private label OEM customers and, to a lesser extent, to increased demand for Apex branded switching systems. Branded sales increased to $4.9 million in the third quarter of 1997 from $3.1 million a year ago. Private label OEM sales and sales of Apex branded products represented 68% and 32%, respectively, of net sales for the third quarter of 1997, compared to 66% and 34%, respectively, of net sales for the third quarter of 1996. 1997 year-to-date net sales increased

67% to $39.0 million from $23.3 million year-to-date in 1996, due to the same reasons noted above for the third quarter. 1997 year-to-date private label OEM sales and sales of Apex branded products represented 67% and 33%, respectively, of net sales, compared to 68% and 32%, respectively, year-to-date in 1996. Any cancellation, rescheduling or reduction of orders by any of the Company's private label OEM customers could materially adversely affect the Company's future operating results.

     GROSS MARGIN. Gross margin increased to 44.5% for the third quarter of 1997 from 44.2% for the third quarter of 1996. 1997 year-to-date gross margin increased to 44.9% from 41.9% year-to-date in 1996, due primarily to shifts in the Company's product mix to a larger percentage of switch sales, and lower levels of warranty expense. The Company expects that increased price competition may affect pricing and therefore erode the Company's gross margins in the future.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses include compensation for engineers and materials costs and are expensed as they are incurred. Research and development expenses increased to $461,000 for the third quarter of 1997 from $192,000 for the third quarter of 1996, due primarily to increased project spending and, to a lesser extent, to increased compensation expenses associated with increased staffing levels. Research and development expenses as a percentage of net sales were 3.0% for the third quarter of 1997, compared to 2.1% for the third quarter of 1996. 1997 year-to-date research and development expenses increased to $1.4 million from $655,000 year-to-date in 1996, due to the same reasons noted above for the third quarter. As a percentage of net sales, 1997 year-to-date research and development expenses were 3.6%, compared to 2.8% year-to-date in 1996. The Company believes that the timely development of innovative products and enhancements to existing products is essential to maintaining its competitive position and, therefore, expects research and development expenditures to increase in absolute dollars.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses include promotional material, trade show expenses and sales and marketing personnel costs, including sales commissions and travel. Sales and marketing expenses increased to $1.1 million for the third quarter of 1997 from $641,000 for the third quarter of 1996, and increased as a percentage of net sales to 7.4% from 6.9%. The increase in absolute dollars and as a percentage of net sales was due primarily to increased compensation expense associated with increased staffing levels and increased advertising and trade show expenses, including expenses relating to market entry and advertising strategies for Europe.
1997 year-to-date sales and marketing expenses increased to $3.0 million from $1.8 million year-to-date in 1996, and increased as a percentage of net sales to 7.7% from 7.6%. The increase in absolute dollars and as a percentage of net sales was due to the same reasons noted above for the third quarter. The Company expects sales and marketing expenditures to increase in absolute dollars as it seeks to increase branded sales, in general, and international sales, in particular.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include personnel costs for administration, finance, human resources and general management, as well as rent, utilities and legal and accounting expenses, and provision for Washington State's gross receipts tax. General and administrative expenses increased to $1.0 million for the third quarter of 1997 from $773,000 for the third quarter of 1996, but decreased as a percentage of net sales to 6.6% from 8.4%. The increase in absolute dollars was due primarily to increased personnel costs, including the addition of a Chief Financial Officer and Corporate Controller, and, to a lesser extent, to increased costs relating to the Company's transition to a public company. General and administrative expenses increased to $2.7 million year-to-date for 1997 from $1.7 million for year-to-date 1996, but decreased as a percentage of net sales to 7.0% from 7.3%. The increase in absolute dollars was due to the same reasons noted above for the third quarter. The Company expects general and administrative expenses to increase in absolute dollars to support the growth of the operations and sales functions.

     INTEREST INCOME (EXPENSE), NET. Net interest income was $288,000 for the third quarter of 1997, compared to net interest expense of $472,000 for the third quarter of 1996. This $760,000 net change resulted primarily from the elimination of all indebtedness incurred in the Leveraged Recapitalization, as well as the elimination of all long-term bank indebtedness, using the proceeds of the Company's February 1997 IPO, and, to a lesser extent, from interest earned on the approximately $30.3 million of net proceeds from the Company's follow-on offering completed in August 1997. 1997 year-to-date, net interest income was $165,000, compared to net interest expense of $1,419,000 year-to-date 1996. This $1,584,000 net change was due to the same reasons noted above for the third quarter.

     PROVISION FOR INCOME TAXES. The provision for income taxes increased to $1.5 million for the third quarter of 1997, from $687,000 for the third quarter of 1996. The 1997 year-to-date provision for income taxes increased to $3.6 million from $1.4 million year-to-date in 1996. The effective federal tax rate for each of these periods was approximately 34%.

     NET INCOME. Net income increased 123% to $3.0 million for the third quarter of 1997 from $1.3 million for the third quarter of 1996 due primarily to increased net sales and related gross profits and, to a lesser extent, to decreased net interest expense. As a percentage of net sales, net income increased to 19.4% for the third quarter of 1997 from 14.3% for the third quarter of 1996 due to the same factors. 1997 year-to-date net income increased 148% to $6.9 million from $2.8 million year-to-date in 1996 due to the same reasons noted above for the third quarter. As a percentage of net sales, 1997 year-to-date net income increased to 17.7% from 11.9% year-to-date in 1996, and for the same reasons noted above.

BACKLOG

     As of September 26, 1997, the Company's backlog was $9.5 million, compared to $8.3 million at the end of the third quarter of 1996. Backlog consists of purchase orders with delivery dates scheduled within the next six months. None of the Company's customers is obligated to purchase products from the Company except pursuant to binding purchase orders. Generally, purchase orders are subject to cancellation up to eight weeks prior to the scheduled shipment date. Because of the timing of orders and the possibility of customer changes to delivery schedules, the Company's backlog as of any particular date may not be representative of actual sales for any succeeding period.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 26, 1997 the Company's principal sources of liquidity consisted of approximately $37.4 million in cash and cash equivalents, an increase of $35.3 million from the December 31, 1996 balances. In addition, since December 1995, the Company has maintained a combined line of credit and letter of credit facility with a bank. In early April 1997, this facility was renewed, providing a final maturity date of April 30, 1998 and increasing the aggregate borrowing capacity from $3.0 million to $5.0 million. Under the line of credit, the Company may borrow up to a specified amount based upon its accounts receivable. Under the letter of credit arrangement, the bank will issue commercial letters of credit up to $5.0 million (less any amounts outstanding under the line of credit) at prime. There were no borrowings under the line of credit and the letter of credit facility from December 1995 through September 1997. Thus, all $3.0 million was available through March 1997, and all $5.0 million thereafter.

     Cash generated from operating activities increased to $3.0 million year-to-date for 1997 from a use of ($549,000) year-to-date for 1996. This increase in cash flow was primarily due to increased net income, decreased bonus payments, decreased deferred taxes and an increase in accounts payable, partially offset by increases in accounts receivable and inventories.

     In February 1997, the Company consummated its IPO. The net proceeds to the Company from the IPO were approximately $28.4 million, after deducting approximately $190,000 of directors and officers insurance premium. Of that amount, $20.0 million was used to repay the indebtedness evidenced by the Class A and Class B Subordinated Promissory Notes issued in the Leveraged Recapitalization, approximately $5.6 million was used to repay long-term bank debt incurred by the Company in December 1995, and $600,000 was used to redeem shares of Series B Redeemable Preferred Stock. See Note 2 to Financial Statements. After application of the net proceeds of the IPO to the foregoing items, and payment of IPO expenses (including $190,000 of directors and officers insurance premium which is being expensed in 1997 as a period cost), the remaining proceeds from the IPO were approximately $2.2 million. Further, in August 1997 the Company completed a follow-on offering, which yielded net proceeds of approximately $30.3 million. The Company believes that existing cash balances, cash generated from operations and the funds available to it under credit facilities, together with the remaining proceeds from the IPO and the follow-on offering, will be sufficient to fund its operations through 1998.

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

                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

11.1    Statement re: Computation of Earnings Per Share

27.1    Financial Data Schedule

ITEMS 1, 2, 3, 4 and 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        APEX PC SOLUTIONS, INC.
                                        (Registrant)


Date:  November 7, 1997                 /s/ Kevin J. Hafer
                                        --------------------------
                                        Kevin J. Hafer
                                        President and Chief Executive Officer


Date:  November 7, 1997                 /s/ Douglas A. Bevis
                                        --------------------------
                                        Douglas A. Bevis
                                        Vice President, Chief Financial Officer