Form 10KSB
period 1997-12-31
APEX PC SOLUTIONS INC
filed 1998-03-31
CIK 1027278

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-KSB

 /X/ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1997
 / / Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to _______.

    Commission file number: 000-21959

                           APEX PC SOLUTIONS, INC.
               (Name of Small Business Issuer in Its Charter)

                 Washington                             91-1577634
     (State or Other Jurisdiction                   (I.R.S. Employer
   of Incorporation or Organization)               Identification No.)

          20031 142nd Avenue, N.E.
          Woodinville, Washington                       98072
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
    Yes X   No
       ---    ---

    Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

    The registrant's revenues for fiscal 1997 were $55,390,444.

    The aggregate market value of the voting stock held by non-affiliates of the registrant on February 27, 1998 was $286,494,698.

    The number of shares outstanding of the registrant's common stock as of February 27, 1998 was 13,438,059.

THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE STATEMENTS CONTAINED IN THIS ANNUAL REPORT THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS RELATING TO THE APEX STRATEGY, BUSINESS PROSPECTS AND FUTURE OPERATING RESULTS, PROSPECTS FOR INCREASING OEM AND BRANDED SALES, COMPETITION, NEW PRODUCT INTRODUCTIONS, DEVELOPMENT OF ADDITIONAL SUPPLIER RELATIONSHIPS, DEVELOPMENT OF RESELLER CHANNELS, FUTURE WARRANTY POLICIES AND PRODUCT CLAIMS, ABILITY TO OBTAIN AND PROTECT PROPRIETARY RIGHTS, CUSTOMER SUPPORT, DEVELOPMENT OF INTERNATIONAL SALES, FUTURE RESEARCH AND DEVELOPMENT EXPENDITURES, FUTURE SALES AND MARKETING EXPENSES, FUTURE GENERAL AND ADMINISTRATIVE EXPENSES, BACKLOG, AND FUTURE LIQUIDITY AND CAPITAL RESOURCES. ALL SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, AND IN OTHER WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS MADE BY THE COMPANY FROM TIME TO TIME, ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "DESCRIPTION OF BUSINESS -- RISK FACTORS."

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

OVERVIEW

    Apex PC Solutions, Inc. ("Apex" or the "Company") designs, manufactures and markets stand-alone switching systems and integrated server cabinet solutions for the client/server computing market. The Company's switching systems enable client/server network administrators to manage multiple servers from a single keyboard, video monitor and mouse configuration (a "console"). Designed to address space, cost, administration and maintenance issues that organizations increasingly face when adopting client/server architecture, the Company's sophisticated switching and integrated server cabinet solutions enable network administrators to more efficiently manage their organizations' complex and growing server populations.

    The Company provides "plug and play" switching systems and integrated server cabinet solutions for many of the network administration, management and storage problems faced by organizations using client/server architecture. The Company's switching products, including OutLook, OutLook4 and ViewPoint, enable network administrators to access multiple servers from one or more centralized consoles, consolidate hardware requirements, and provide direct hardwired connections between the switch and the attached servers which facilitate access to servers even when the network is down. In addition, the Company's switching systems are able to work with heterogeneous server populations. Most of the Company's switching products utilize the Company's patented On Screen Configuration And Reporting ("OSCAR") interface. OSCAR allows network administrators to immediately identify and access servers according to the administrators' own naming conventions. The Company also offers integrated server cabinet solutions to consolidate and store heterogeneous servers and related hardware in a single cabinet that facilitates more efficient physical access and safer performance of hardware maintenance tasks.

    The Company markets and sells its products through a direct sales force and various distribution channels. A substantial portion of the Company's sales are concentrated among a limited number of original equipment manufacturers that purchase the Company's switching systems on a private-label basis ("OEMs" and "OEM customers"). Apex supplies stand-alone switching systems to Compaq Computer Corporation ("Compaq") and Hewlett-Packard Company ("Hewlett-Packard") under private-label arrangements for integration into their product offerings. For 1997, 1996 and 1995, sales to Compaq represented approximately 51%, 30% and 54%, respectively, of the Company's net sales. In addition, for 1996, sales to Hewlett-Packard represented approximately 15% of the Company's net sales. According to International Data Corporation, a market research firm, Compaq and Hewlett-Packard shipped 43.6% of all PC servers shipped worldwide in 1997. The Company also sells its branded switching products to various manufacturers of servers and related networking products, such as Advanced Logic Research, Inc., Data General Corporation, Dell Computer Corporation ("Dell"), International Business Machines Corporation ("IBM") and Unisys Corporation. These customers integrate and sell the Company's branded switches with their own products. The Company's end-user branded sales customers for 1997 included Comcast Corporation, Inacom Corporation, Microsoft Corporation, Network Associates, Inc., Reuters Holdings plc, and Starwave Corporation.

    OSCAR, OutLook, SwitchBack and ViewPoint are registered trademarks of the Company. Apex PC Solutions, OutLook4, SunDial, EL-40LC, A-1000 and S-1000 are trademarks of the Company. This annual report also includes trademarks of other companies.

INDUSTRY BACKGROUND

    Information technology has become increasingly critical to the operation of most businesses as computers are utilized to perform multiple and diverse functions throughout organizations. The desire of many organizations to decentralize computing power while sharing technology resources and providing broad access to enterprise data has resulted in the widespread adoption of distributed network computing environments using a client/server architecture of interconnected PCs. The typical client/server installation consists of a local area network ("LAN") with multiple centralized PCs operating as "servers" dedicated to performing specific functions for the many "client" PCs connected to the LAN. According to International Data Corporation, worldwide shipments of PC servers are expected to grow 15.4% on a compounded annual basis from 1998 to 2001, reaching approximately 3.4 million units shipped in the year 2001.

    The proliferation of PC-based LANs and wide-area networks ("WANs") has created significant network administration and space problems for the organizations that rely on them. Network administrators, who may supervise up to a thousand servers, must identify and access relevant servers to add or delete users, to add, change or upgrade applications, to tune systems for better performance, and to diagnose and correct network failures. Client/server networks utilize servers that were designed to operate as stand-alone systems, each with its own console consisting of a keyboard, video monitor and mouse. Thus, to perform network administration and management tasks, network administrators must deal with an unwieldy number of consoles, whether centrally located or dispersed throughout the organization. In addition, inadvertent access to network servers can be difficult to prevent when there are many consoles, and, therefore, multiple access points, available.

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

THE APEX SOLUTION

    The Company provides "plug and play" stand-alone switching systems and integrated server cabinet solutions for many of the network administration, management and storage problems faced by organizations with client/server networks. By providing both console switching and cabinet systems, the Company offers a comprehensive solution to the space and administrative issues related to client/server networks. The Company's products allow organizations to:

    - Access Multiple Servers From a Central Location. Apex products allow network administrators to manage multiple platforms from a centralized console, to identify and access servers from a single screen according to the administrator's own naming conventions, and to solve distance problems by providing end-to-end connections of up to 850 feet.

    - Consolidate Hardware Requirements. Apex products reduce the need for multiple keyboards, monitors and mice by allowing direct access to multiple servers from a single console, thereby facilitating more efficient network management and administration and reducing hardware costs.

    - Provide "Out-of-Band" Access to Servers. By providing direct hardwired connections to network servers, Apex switching systems enable network administrators to access each server as if they were physically present at that server, even when the network is down. Moreover, unlike the connectivity approach of many competitive products, which connect numerous switches to other switches in a continuous chain, the Company's switching products are designed so that each server has its own connection to the master switch in a two-tiered system. This direct linkage makes it easier for network administrators to isolate problems with individual servers.

    - Provide Connectivity to Virtually All Major Platforms. Apex switching products work in heterogeneous server environments, providing connectivity with Intel, Macintosh, IBM RS 6000, Hewlett-Packard 9000, DEC Alpha and Sun Sparc platforms.

    - Maximize Space Efficiency. Apex integrated server cabinet solutions consolidate servers and other hardware in a single location to facilitate more efficient physical access for hardware maintenance tasks. The Company also provides customized solutions for the storage of heterogeneous server populations.

THE APEX STRATEGY

    The Company's objective is to be the leading provider of hardware solutions for the administration, management and storage challenges inherent in the client/server network environment. To achieve this objective, the Company is implementing the following strategies:

    - Continue Innovative Product Development. The Company believes that the continued, timely development of innovative products and enhancements to existing products is essential to maintaining its competitive position. By maintaining close contact with key customers who are often early-adopters of leading technologies, the Company seeks to develop new products, as well as modifications and improvements to existing products. Many of the Company's products are designed to accommodate future modifications and additional features, which the Company believes facilitates the development and integration of modifications and features if a market need is perceived. The Company was recently granted a U.S. Patent on its OSCAR interface and has other United States and foreign patents pending.

    - Leverage OEM Experience to Increase OEM Sales. The Company intends to leverage its significant experience in working with OEM customers to enter into new relationships with other manufacturers of servers in the United States and in Europe. The Company believes that the architecture, quality and reliability of its products, together with the Company's commitment to customer support, are attractive to server manufacturers.

    - Increase Branded Sales. To increase its market penetration, the Company intends to aggressively market its branded products to end users through a direct sales force and through a variety of reseller channels. The Company believes that its comprehensive and customized solutions will appeal to many organizations that, because of heterogeneous server populations and for other reasons, have problems that are not effectively solved by competing switching and cabinet products. For the years ended December 31, 1997, 1996 and 1995, sales of Apex-brand products represented approximately 35%, 29% and 31%, respectively, of the Company's net sales.

    - Create an International Distribution Network. The Company intends to create an international sales distribution network for the Company's branded switching products, focusing initially on the network computing market in Europe because of its large installed server base. The Company is currently shipping its switching systems to OEMs and other server manufacturers with facilities in Europe. The Company has recently established relationships with 16 international distributors in 15 foreign countries as part of an effort to build an international third-party distribution network.

PRODUCTS

    The Company provides comprehensive solutions to many of the network administration, management and storage problems inherent in client/server network environments by offering a family of stand-alone switching systems together with integrated server cabinet solutions designed to store servers efficiently.

    Switching Systems

    The Company's switching systems consolidate the control and monitoring of multiple network servers to a centralized command center consisting of one or more console positions. The Company's console switching products can work with heterogeneous server populations that use different platforms, such as Intel, Macintosh, IBM RS 6000, Hewlett-Packard 9000, DEC Alpha and Sun Sparc, and different operating systems, such as Windows NT, Unix, NetWare and O/S 2. Most of the Company's console switching products utilize the Company's proprietary On Screen Configuration And Reporting ("OSCAR") interface that enables network administrators to immediately identify and access servers according to the administrators' own naming conventions, as opposed to predesignated numbers. On February 24, 1998, the United States Patent and Trademark Office issued Patent Number 5,721,842 to the Company for various aspects of its OutLook and ViewPoint products and its OSCAR interface. See "- Proprietary Technology." The Company's console switching products operate on an out-of-band basis, meaning there is a direct hardwired connection between the console and the attached servers through the switch. This direct connection enables network administrators to access network servers and locate the problem server even when the network is down. The Company also recently began manufacturing two new switching products designed to provide a more efficient, cost-effective and convenient way to consolidate and manage other peripherals, such as multimedia input/output devices, modems, printers, touchscreens and serial mice, and recently introduced a lower-cost console switching system.

    OutLook, introduced in September 1995, enables administrators to control up to eight servers using a single console and, by integrating additional OutLook switches, can be expanded to provide centralized control of up to 64 servers. OutLook offers programmable scanning to allow users to vary the frequency and duration of monitoring individual servers. OutLook also enables network managers to reduce inadvertent access to the system by eliminating additional consoles. OutLook provides access to a wide range of network elements such as servers, PBX monitors and database engines from a single console.

    OutLook4, introduced in March 1996, includes the same features as OutLook, except that this multi-user system allows network administrators to administer up to 64 servers from up to four console positions.

    ViewPoint, introduced in September 1995 to address the needs of very large server-intensive organizations with large network administrative staffs, includes all of the attributes of OutLook except that it enables network administration staff to control up to 32 servers from as many as 16 console positions. Total capacity can be expanded to as many as 1024 servers by integrating the ViewPoint switch with additional ViewPoint switches, and Viewpoint's technology allows access to a server up to 850 feet away. Viewpoint also supports remote diagnostics via a serial port.

    SunDial, introduced in March 1996, enables administrators to control up to 10 Sun Sparc workstations from a single console and, by integrating additional SunDial switches, can be expanded to provide centralized control of up to 100 workstations. The SunDial switch maintains communications with attached workstations and, if power is interrupted, the unit's nonvolatile memory helps restore the system's established settings. The SunDial switch is designed to work with the OutLook, OutLook4 and ViewPoint switches.

    SwitchBack, introduced in March 1995, consists of a local unit and a remote unit that allow users to control the attached server from either a primary console position or a remote console position linked by a single cable. SwitchBack's intelligent circuits were recently enhanced to enable 100mhz transmission of high resolution video signals up to 600 feet away from the attached servers using industry-standard UTP Category 5 cabling. The SwitchBack system includes a lock-out feature that prevents system capture. The SwitchBack system can be combined with the OutLook and OutLook4 switches.

    The EL-40LC, introduced in March 1998 with deliveries scheduled for April 1998, provides basic switch and scanning functions that make network administration easy and cost-effective. The system can be efficiently monitored with simple keystroke commands, or with buttons located on the switch and it can provide periodic status updates on attached computers. The EL-40LC lets users easily administer the resources of up to four computers with a single keyboard, monitor and mouse.

    The A-1000, introduced in June 1997, is an accessory product for the Company's switches and connects to a PC's multimedia ports, providing switching capabilities for multimedia peripherals such as sound cards, speakers and microphones. The A-1000 can be used as a companion to OutLook or as a stand-alone device using a separate keypad.

    The S-1000, introduced in June 1997, is an accessory product for the Company's switches and connects to a server's serial ports, providing switching capabilities for devices such as modems, printers, touchscreens and serial mice. Like the A-1000, the S-1000 can be used with OutLook or as a stand-alone device.

    The current U.S. list prices of the Company's switching systems as of March 30, 1998 were as set forth below. The list prices of the Company's products have changed in the past, and the prices set forth below are likely to change in the future.

PRODUCT                                                    U.S. LIST PRICE
--------------------------------------------------------  ------------------
OutLook (4 port)........................................  $              839
OutLook (8 port)........................................  $              995
OutLook4................................................  $            2,695
ViewPoint (depending on configuration)..................  $   13,000-$44,000
SunDial.................................................  $            1,929
SwitchBack..............................................  $              895
EL-40LC.................................................  $              495
A-1000..................................................  $              790
S-1000..................................................  $              867

    The Company's current switching products are described in the table below:

PRODUCT NAME             KEY FEATURES                          BENEFITS
------------------       -------------------                   --------------------------------------------------------------
OutLook                  - ports: 1 x 4 and 1 x 8              - reduces required space and hardware needs by allowing
                         - capacity: 64 servers                  one console to control up to four or eight servers per
                         - multi-platform compatibility          switch
                         - OSCAR interface                     - multiple switches can be used to support up to 64 servers
                                                               - supports major server platforms
                                                               - OSCAR interface permits easy on- screen control of switch

OutLook4                 - ports: 4 x 8                        - offers the benefits of OutLook as well as permits up to four
                         - capacity: 64 servers                  administrator consoles to control up to eight servers
                         - multi-platform compatibility
                         - OSCAR interface

ViewPoint                - ports: 16 x 32                      - in addition to benefits of OutLook and OutLook4, allows up
                         - capacity: 1024 servers                to 16 network administrator consoles to access up to 32
                         - 850 ft. extension                     servers
                         - multi-platform compatibility        - multiple ViewPoints can be used to support up to 1024 servers
                         - OSCAR interface                     - administrator consoles can be up to 850 ft. away from server

SunDial                  - ports: 1 x 10                       - enables control of large Sun Sparc workstation networks
                         - capacity: 100 servers                 using a single console
                         - OSCAR interface                     - may be combined with OutLook, OutLook4 and ViewPoint
                                                                 switches

SwitchBack               - 600 ft. extension product           - 100 mhz bandwidth transmission over industry-standard
                                                                 UTP Category 5 cabling
                                                               - allows the addition of a remote console up to 600 feet
                                                                 away
                                                               - remote lock-out feature
                                                               - may be combined with OutLook and OutLook4 switches

EL-40LC                  - ports: 1 x 4 -                      - entry-level product for small-business and  desktop
                         - capacity: 4 servers/computers         applications
                         - multi-platform compatibility        - reduces required space and hardware needs by allowing
                                                                 one console to control up to four servers/computers
                                                               - supports major server platforms

A-1000                   - accessory product for               - provides switching capabilities for sound cards, speakers
                           multimedia peripherals                and microphones

S-1000                   - accessory product for serial        - provides switching capabilities for modems, printers,
                           devices                               touchscreens and serial mice


    DensePack Cabinet Solutions

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

SALES AND MARKETING

    The Company markets and sells its products through an internal sales force and various distribution channels, including private-label OEM and reseller arrangements. To date, the Company has marketed its products primarily through advertisements in trade publications, participation in major industry trade shows and the Company's home page on the World Wide Web. As of December 31, 1997 the Company's sales and marketing staff consisted of 19 employees. The Company's sales personnel process written and telephonic orders, support existing customers and respond to telephone inquiries.

    The Company currently sells various switching products to Compaq, Hewlett-Packard and Wright Line, Inc. ("Wright Line") pursuant to private-label arrangements. These private-label OEM customers integrate and sell the Company's switches with their own networking products, including network servers and integrated server cabinets. The Company devotes significant sales and customer support resources to its OEM accounts. The Company also sells its branded switching products to various other manufacturers of servers and related networking products, such as Advanced
Logic Research, Data General Corporation, Dell, IBM and Unisys Corporation. These customers integrate and sell the Company's branded switches with their own products. The Company intends to leverage its significant experience in working with its OEM and other server manufacturer customers to enter into new relationships with other manufacturers of servers in the United States and Europe. The Company believes that the architecture, quality and reliability of its products, together with the Company's commitment to customer support, are attractive to server manufacturers. There can be no assurance that the Company will be successful in its attempts to gain additional OEM or branded server manufacturers customers. See "-- Risk Factors."

    The Company has relationships with a variety of resellers, including distributors, value-added resellers ("VARs") and systems integrators, for the distribution and sale of Apex-brand switching and cabinet products in the United States, Europe and elsewhere. The Company devotes resources to educating its resellers as to the benefits of the Company's products and training them in the proper installation and support of the Company's products. The Company's strategy contemplates devoting additional resources to increase these branded sales, and to that end, the Company intends to pursue additional relationships with resellers both domestically and internationally. The Company has focused and expects to continue to focus on contracting with local, regional and international resellers who have the technical capability and market presence to assist end-user customers in developing network space management and access and control solutions to meet their particular needs. The Company's future success will depend in part on its ability to attract, train and motivate such resellers. There can be no assurance that the Company will be successful in expanding its reseller channel. The Company will be required to invest significant additional resources in order to expand its reseller channel, and there can be no assurance that the cost of the Company's investment in further developing this channel will not exceed the revenues generated from such investment. The Company provides and expects to continue providing discounts and other special pricing arrangements to its resellers. As a result of such discounts and other arrangements, the Company's gross margins on sales through resellers are expected to be lower than gross margins on direct sales. The Company's agreements with its resellers generally are nonexclusive and may be terminated on short notice by either party without cause. The Company's resellers are not within the control of the Company, are not obligated to purchase products from the Company and frequently offer products of several different manufacturers, including products competitive with the Company's products. There can be no assurance that these resellers will not give higher priority to the sale of such other products. A reduction in sales efforts by the Company's resellers could lead to reduced sales by the Company and could materially adversely affect the Company's business, financial condition and results of operations.

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

    The Company's strategy with regard to international sales is to create an international sales distribution network for the Company's branded switching products focusing initially on the network computing market in Europe because of its large installed server base. The Company is currently shipping private-label switching products to OEMs with facilities in Europe and branded switching products to other manufacturers of servers and related networking products with facilities in Europe. The Company has recently established relationships with 16 international distributors in 15 foreign countries as part of an effort to build an international third-party distribution network. To date, however, the Company's direct end-user or VAR, integrator, and reseller channel sales into Europe have not been significant. The Company is continuing efforts to build a third party international distribution network. There can be no assurance that the Company will be successful in creating an international distribution network or successfully market and sell its products in foreign markets. If the revenues generated by international sales are not adequate to recover the expense of establishing, expanding and maintaining an international distribution network, the Company's business, financial condition and results of operations will be materially adversely affected. In addition, as international sales become a more significant component of the Company's net sales, the Company's business will become more vulnerable to the risks inherent in doing business on an international level, including difficulties in managing foreign resellers, longer payment cycles and problems in collecting accounts receivable, the effects of seasonal customer demand, changes in regulatory requirements, risks relating to intellectual property rights, export restrictions, tariffs and other trade barriers, fluctuations in currency exchange rates, potentially adverse tax consequences and political instability. The existence or occurrence of any one of these factors could have a material adverse effect on the Company's business, financial condition and results of operations. See "-- Risk Factors--Risks Relating to Development of International Distribution Network and International Sales."

CUSTOMERS

    To date, a substantial portion of the Company's net sales have been generated from private-label sales of switches to OEMs for integration into their product offerings. For 1997, 1996 and 1995, sales to the Company's private-label OEM customers represented approximately 65%, 71% and 69% of the Company's net sales, respectively. While the Company has contracts with certain of its existing private-label OEM customers, none of the Company's OEM customers is obligated to purchase products from the Company except pursuant to binding purchase orders. Consequently, any OEM customer could cease doing business with the Company at any time. The Company also sells its branded switching products to various other manufacturers of servers and related networking products, who integrate and sell Apex-brand switches with their own products. The loss or material decline in orders from certain of the Company's current private-label OEM customers or certain of the Company's other customers who manufacture servers and related networking products would have a material adverse effect on the Company's business, financial condition and results of operations. For 1997, the following is a list of the Company's private-label OEM customers, and a representative list of branded product customers, including both manufacturers of servers and end-users:

PRIVATE-LABEL OEM CUSTOMERS       BRANDED PRODUCT CUSTOMERS
---------------------------       -------------------------
Compaq                            Advanced Logic Research, Inc.
Hewlett-Packard                   Comcast Corporation
Wright Line                       Countrywide Credit Industries
                                  Data General Corporation
                                  Dell
                                  Digital Equipment Corporation
                                  IBM
                                  Inacom Corporation
                                  Microsoft Corporation
                                  NCR Corporation
                                  Network Associates, Inc.
                                  Pioneer-Standard Electronics, Inc.
                                  Reuters Holdings plc
                                  Starwave Corporation
                                  Unisys Corporation

    For 1997, 1996 and 1995, sales to Compaq represented approximately 51%, 30% and 54%, respectively, of the Company's net sales. In addition, for 1996, sales to Hewlett-Packard represented approximately 15% of the Company's net sales. In March 1997, Apex was selected by Dell to provide Apex-brand switching systems to Dell for integration into one of Dell's new server lines. Dell is not obligated to purchase switching systems except pursuant to binding purchase orders.

    In October 1995, the Company entered into a private-label OEM arrangement with IBM for the production of integrated server cabinet solutions incorporating the Company's switching products. While the products supplied by the Company met IBM's requirements, IBM concluded that its program had not achieved IBM's desired results and sought to terminate the program in mid-1996 after the Company had expended significant product development and operational resources in connection with this OEM arrangement. Although the Company negotiated a settlement that covered its direct costs associated with the program, the Company's branded product development efforts were delayed as a result of the Company's commitment of substantial product development resources to the IBM program in the third and fourth quarters of 1995 and the first quarter of 1996. IBM accounted for approximately 18% of the Company's net sales in 1996. IBM continues to be a customer of the Company, and starting in the third quarter of 1997, IBM began purchasing material quantities of the Company's branded switch products for incorporation into IBM's new cabinet-based server products.

    The Company's private-label OEM business is subject to risks such as contract termination, reduced or delayed orders, adoption of competing products developed by third parties for the OEM or by the OEM's internal development team, and change in corporate ownership, financial condition, business direction or product mix by the OEM, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has experienced, and may continue to experience, significant reductions or delays in orders from its OEM customers, which have had and may in the future have a material adverse effect on the Company's quarterly sales and operating results. The Company's branded switch business with other server manufacturers is subject to similar risks. See "--Risk Factors--Fluctuations in Operating Results;--Dependence Upon a Limited Number of Customers" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

BACKLOG

    The Company's backlog was $7.9 million, $9.2 million and $6.0 million at December 31, 1997, 1996 and 1995, respectively. Backlog consists of purchase orders with delivery dates scheduled within the next six months. None of the Company's customers is obligated to purchase products from the Company except pursuant to binding purchase orders. Because of the timing of orders and the possibility of customer changes to delivery schedules, the Company's backlog as of any particular date may not be representative of actual sales for any succeeding period. Moreover, with recent industry-wide initiatives to reduce all channel inventories and shorten lead times, the Company views backlog as a less important indicator of future results than may have been the case through 1996.

CUSTOMER SUPPORT

    The Company emphasizes customer support by developing innovative, high quality products, encouraging customer feedback through contact with key customers, and providing a customer hot-line that offers technical support for the life of the Company's products. The Company's switches have a "plug and play" design and are intended not to require extensive configuration. The Company seeks to respond quickly to customers' requests for technical support and service, and the Company's engineering department often works with individual customers to troubleshoot problems and develop custom solutions. The Company offers warranties for parts and service on all of its products. To date, the Company has not experienced significant product returns. There can be no assurance, however, that the Company's rate of product returns will not increase or that the Company's customer support operations will be sufficient to meet the needs of the Company's customers. In addition, the Company may, as a result of competitive pressures, change its warranty policies in the future to provide warranty coverage that is greater in scope and duration than that currently offered. To the extent that the Company were to increase its warranty coverage, its risk of warranty claims and therefore its warranty reserves would likely increase. See "-- Risk Factors -- Product Returns and Warranty Claims."

    Although the Company's existing reseller arrangements generally do not afford material rights of return, as the Company expands its reseller channel, the Company expects that certain resellers will have significant rights of return. There can be no assurance that actual returns in the future will not have a material adverse effect on the Company's business, financial condition and results of operations. See "-- Risk Factors -- Product Returns and Warranty Claims."

    Growth of the Company's branded sales, should it occur, is likely to be accompanied by increasing demands on the Company's customer support operations. As a result of the Company's commitment to a high level of customer support, the Company is likely to need to invest significant resources in the maintenance and improvement of its customer support resources. Any failure to maintain adequate customer support could cause customer dissatisfaction, result in reduced sales of the Company's products and, accordingly, materially adversely affect the Company's business, financial condition and results of operations. See "-- Risk Factors -- Increased Demands on Customer Support Operations."

PRODUCT DEVELOPMENT

    The Company believes that the continued, timely development of new products and enhancements to its existing products is essential to maintaining its competitive position. The market for the Company's switching products in particular is characterized by rapid technological advances, frequent new product introductions and enhancements, and significant price competition. The introduction of products incorporating superior or alternative technologies (such as switching software), the emergence of new industry standards or changes in the market's pricing structure could render the Company's existing products and products under development obsolete or unmarketable. The Company's switching systems combine components, such as printed circuit boards, connectors, cable assemblies, power supplies and enclosures, that are manufactured by other companies and are generally available to the Company's competitors and potential competitors. The Company's future success will depend in large part upon its continued innovative application of such commercially available components to the expansion and enhancement of its existing products and the development and introduction of new products which address changing customer needs on a cost-effective and timely basis. The Company's failure to respond on a timely basis to technological developments, changes in industry standards or customer requirements, or any significant delay in product development or introduction would have a material adverse effect on the Company's business, financial condition and results of operations.

    Due to the Company's significant reliance on private-label OEM relationships, the Company's product development efforts are often focused on developing new products or enhancements for OEM customers. At times, these new products or enhancements may not be readily marketable to other customers without significant modification. The termination or significant disruption of the Company's relationship with certain OEMs or other customers for whom the Company has devoted significant product development resources is likely to result in lost opportunities with respect to the development of other products or enhancements.

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

    For 1997, 1996 and 1995, the Company's engineering and product development expenditures were approximately $2,044,000, $965,000 and $913,000, respectively. As of December 31, 1997, the Company's engineering staff consisted of 16 employees. In addition, the Company uses independent contractors from time to time. As of December 31, 1997 four such individuals were engaged by the Company. To meet the challenges of the rapidly changing technology in the computer industry, the Company expects to make substantial investments in product development in the future.

MANUFACTURING

    The Company performs final assembly, quality assurance and testing of its products. In order to avoid the capital investment required to establish and maintain in-house manufacturing capabilities, the Company generally relies on subcontractors in the United States for the assembly of printed circuit board assemblies, subassemblies, chassis and equipment enclosures. The Company believes that such assembly can typically be done by subcontractors at a lower cost than if the Company assembled such items internally. Outsourcing manufacturing operations allows the Company to concentrate its resources on research and development, product design, quality assurance, sales and marketing and customer support. Prior to shipping, the Company subjects its finished products to quality and regulatory screenings and functional testing to assure quality and reliability.

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

    The Company purchases industry-standard parts and components, including power supplies, cable assemblies, line filters, enclosures and printed circuit boards for the assembly of its products from multiple vendors and suppliers through a worldwide sourcing program. The Company buys components under purchase orders and generally does not have long-term agreements with its suppliers. No custom integrated circuits are currently used in any product in production, although custom integrated circuits may be used in the Company's products in the future. Circuit boards are currently obtained from a number of sources, including Technical Services, Inc. Any termination of or significant disruption in the Company's relationship with suppliers of its switching product components may prevent the Company from filling customer orders in a timely manner, as the Company generally does not maintain large inventories of its products or components. Certain of the components for the Company's switching products are available from a limited number of suppliers. For example, Pioneer-Standard Electronics, Inc. and Reptron Electronics, Inc. supply the Company with power supply components, Redmond Cable, Inc. supplies the Company with cable components and Kent Electronics, Inc. supplies the Company with various electronic components. In addition, the frames for the Company's server cabinets are obtained from a single source, APW (a division of Wright Line), and the sheet metal components are purchased locally from a small number of manufacturers, including Northwest Manufacturing. In the past, the Company has experienced delays in the receipt of certain of its switching and cabinet components, which have resulted in delays in related product deliveries. The Company is attempting to manage such risks by qualifying alternative sources and maintaining quality relationships and close personal contact with each of its suppliers. Although the Company believes that there are adequate alternative sources for its components, there can be no assurance that delays in component and product deliveries will not occur in the future or that the Company's reliance on sole or limited sources of supply for its components will not otherwise adversely affect the Company's business.

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

COMPETITION

    The market for the Company's products is highly fragmented and competitive, and the Company expects competition to increase in the future. In the market for switching systems, the Company competes with independent third parties such as Cybex Computer Products Corporation, Raritan Computer Inc., Rose Electronics, Elsner ComputerTechnik GmbH (which was acquired by Cybex Computer Products Corporation in 1997), Minicom Advanced Systems, Inc., Aten International Co., Ltd., and StarTech Computer Accessories Ltd., some of which have substantially greater financial, marketing and technical resources than the Company. In addition, certain of the Company's OEM customers, such as Hewlett-Packard and Compaq, could decide to manufacture their own switch products or offer those supplied by the Company's competitors. In the market for server cabinets, the Company competes with a significant number of regional and international cabinet manufactures including Zero Stantron Cabinets, Ergotron Inc., Rittal Corporation, Hergo Corp. and Engineered Data Products Inc., many of which have substantially greater financial, marketing and technical resources than the Company. In addition, Compaq, Hewlett-Packard and Wright Line, all of whom are OEM customers for certain of the Company's switching products, sell their own branded integrated server cabinets. The Company's cabinet systems also compete with other types of lower density, unenclosed technology storage systems.

    In the market for integrated switches, the Company competes primarily on the basis of technological advances, performance in relation to price, quality, reliability, development capabilities and customer support. In the market for server cabinets, the Company competes primarily on the basis of available product features, quality, reliability, development capabilities and customer support. In addition, the market for server cabinets and other technology storage systems is characterized by intense price competition, and many of the Company's competitors in this market offer products at significantly lower price points. The Company's ability to compete successfully in this market will depend in part upon the Company's ability to continue to differentiate its cabinet systems from competing products.

    The Company's future success will be highly dependent upon timely completion and introduction of new products and product features at competitive price and performance levels which address the evolving needs of the Company's customers. The Company is currently experiencing increased price competition in both the market for stand-alone switching systems and the market for integrated server cabinet solutions and expects that pricing pressures will increase in the future. Increased competition could result in price reduction and loss of market share which would adversely affect the Company's business, financial condition and results of operations.

PROPRIETARY TECHNOLOGY

    The Company's future success is dependent in part upon its ability to protect its proprietary rights in its products. The Company seeks to protect its intellectual property rights by invoking the benefits of the patent, trademark, copyright, trade secret and unfair competition laws of the United States, which afford only limited protection. On February 24, 1998, the U.S. Patent and Trademark Office issued Patent Number 5,721,842 to the Company for various aspects of its OutLook and ViewPoint products and its OSCAR interface. The Company has a corresponding patent application pending under the provisions of the Patent Cooperation Treaty (which permits the filing of corresponding foreign patent applications in numerous foreign countries within a limited time period). The Company also has other United States and foreign patent applications pending. There can be no assurance that any additional patents will issue from any of the Company's pending applications, that any patents will be issued in any additional countries where the Company's products can be sold, or that any claims allowed in U.S. Patent Number 5,721,842 or in any pending patent applications will be of sufficient scope or strength, or provide any meaningful protection or any commercial advantage to the Company. Moreover, competitors of the Company may challenge the validity of, or be able to design around, U.S. Patent Number 5,721,842 or any other patents that may be issued to the Company. The laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus increase the likelihood of piracy of the Company's technology and products. The Company believes that certain products of certain competitors infringe U.S. Patent Number 5,721,842. The Company has filed lawsuits against certain companies, and may file additional lawsuits against other companies regarding the alleged infringement. See "-- Legal Proceedings." This litigation, and any other litigation relating to the Company's intellectual property to which the Company becomes a party, is subject to numerous risks and uncertainties, and there can be no assurance that the Company will be successful in any such litigation. See "-- Risk Factors -- Limited Protection of Proprietary Rights; Risks of Third Party Infringement." Although the
Company is not currently aware of any infringement of its intellectual property rights, other than U.S. Patent Number 5,721,482, or any violation of its trade secrets, nondisclosure or licensing arrangements, there can be no assurance that the steps taken by the Company to protect its intellectual property rights will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. See "-- Risk Factors -- Limited Protection of Proprietary Rights; Risks of Third Party Infringement."

EMPLOYEES

    As of December 31, 1997, the Company employed 72 persons, 18 of whom were in administration and management, 16 of whom were in engineering and product development, three of whom were in service and technical support, 16 of whom were in manufacturing and 19 of whom were in sales and marketing. The Company's employees are not covered by any collective bargaining agreements with respect to their employment by the Company. The Company believes that its employee relations are good.

RISK FACTORS

    This Annual Report contains certain forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to vary materially from those anticipated in the forward-looking statements. Factors that might cause a difference include, but are not limited to the following:

FLUCTUATIONS IN OPERATING RESULTS

    The Company has experienced substantial fluctuations in its operating results, on a quarterly and an annual basis, and the Company expects such fluctuations to continue in the future. The Company's operating results are affected by a number of factors, including: the volume and timing of orders, particularly from private-label OEM and other large customers; the timing of shipments; the timing of new product introductions and enhancements by the Company and its competitors; changes in product or distribution channel mixes; changes in pricing policies or price reductions by the Company; competition and price reductions by the Company's competitors; the availability and cost of supplies and components; sales and marketing expenses related to entering into new markets, introducing new products and retaining current OEM and other large customers; seasonal customer demand; and fluctuations in sales of servers due to changes in economic conditions or capital spending levels.

    In general, the Company's sales cycle varies substantially and may be lengthy, making revenues difficult to forecast. The Company has experienced period to period variability in sales to each of its OEM customers and expects this pattern to continue in the future. Although the Company's OEM customers typically place orders for products up to several months prior to scheduled shipment dates, these orders are subject to cancellation up to four to six weeks prior to the scheduled shipment date. The Company generally must plan production, order components and undertake its manufacturing activities prior to the time that these orders become firm. In addition, the Company's OEM customers have in the past requested, and will likely continue to request from time to time, that the Company delay shipment dates or cancel orders for products that are subject to firm orders. Accordingly, sales to OEMs for future quarters are difficult to predict. Moreover, any cancellation, rescheduling or reduction of orders by OEM customers in the future could materially adversely affect the Company's operating results. If the Company succeeds in increasing branded sales (i.e., sales to customers other than OEMs) as a percentage of net sales, the Company's quarterly sales and operating results will become more dependent upon the volume and timing of branded product orders received during the quarter. Because many customers of the Company's branded products (including resellers) typically place orders shortly before their requested shipment date, revenues from branded sales are difficult to forecast. The failure of the Company to accurately forecast the timing and volume of orders for branded products during any given quarter could adversely affect the Company's operating results for such quarter and, potentially, for future periods. With recent industry-wide initiatives to reduce all channel inventories and to shorten lead times, trends with Apex's major customers are, generally, to reduce the number of weeks of forward-committed firm orders.

    Gross margins may vary significantly from period to period depending on a number of factors, including: the ratio of OEM sales to branded sales, as OEM sales typically have lower gross margins than branded sales; product mix, including the percentage of integrated server cabinet solution sales, which generally have lower gross margins than sales of stand-alone switching systems; raw materials and labor costs; new product introductions by the Company and its competitors; and the level of outsourcing of manufacturing and assembly services by the Company. The Company expects that its gross margins will decline in the future primarily due to increased competition and the introduction of new technologies that may affect the prices of the Company's products. The Company expects that its operating results will be affected by seasonal trends and by general conditions in the server market. The Company believes that it has experienced and will continue to experience some degree of seasonality due to customer buying cycles. The Company believes that the third and fourth quarters generally have higher net sales levels due to customer budgeting and procurement cycles, which correspondingly may depress net sales in other quarters. Because the Company's business and operating results depend to a significant extent on the general conditions in the server market, any adverse change in the server market due to adverse economic conditions, declining capital spending levels or other factors could have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE UPON A LIMITED NUMBER OF CUSTOMERS

    A substantial portion of the Company's sales is concentrated among a limited number of private-label OEM customers. For 1997, 1996, and 1995, sales to OEMs represented approximately 65%, 71% and 69% of the Company's net sales, respectively. For 1997, 1996 and 1995, sales to Compaq represented approximately 51%, 30% and 54% respectively, of the Company's net sales. For 1996, sales to Hewlett-Packard represented approximately 15% of the Company's net sales. The Company's OEM business is subject to risks such as contract termination, reduced or delayed orders, adoption of competing products developed by third parties for the OEM or by the OEM's internal development team, and change in corporate ownership, financial condition, business direction or product mix by the OEM, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has experienced, and may continue to experience, significant reductions or delays in orders from its OEM customers, which have had and may in the future have a material adverse effect on the Company's quarterly sales and operating results. See "- Fluctuations in Operating Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." For example, in late 1995, one of the Company's OEM customers determined that its orders in the last half of 1995 exceeded its needs. Accordingly, at such customer's request, the Company delayed its scheduled deliveries to such OEM for the first half of 1996. The loss of certain OEM customers could have a material adverse effect on the Company's business, financial condition and results of operations. For example, in October 1995, the Company entered into a private-label OEM arrangement with IBM for the production of an integrated server cabinet solution incorporating the Company's switching products. While the products supplied by the Company met IBM's requirements, IBM concluded that its program had not achieved IBM's desired results and sought to terminate the program in mid-1996 after the Company had expended significant financial, product development and operational resources in connection with this OEM arrangement. Although the Company negotiated a settlement with IBM that reimbursed the Company for its direct costs associated with the program, the Company's branded product development efforts were delayed as a result of the Company's commitment of substantial product development resources to the IBM program in the third and fourth quarters of 1995 and the first quarter of 1996. For 1996, sales to IBM represented approximately 18% of the Company's net sales. While the Company has contracts with certain of its existing OEM customers, none of the Company's OEM customers is obligated to purchase products from the Company except pursuant to binding purchase orders. Consequently, any OEM customer could cease doing business with the Company at any time. The Company's dependence upon certain OEMs also results in a significant concentration of credit risk, as a substantial portion of the Company's trade receivables outstanding from time to time is concentrated among a limited number of customers. See Note 1 of Notes to Consolidated Financial Statements.

    The Company's business and results of operation are becoming more dependent upon the Company's sales of branded switching products to other manufacturers of servers and related networking products, who integrate and sell Apex-brand switches with their own products. The Company does not have contracts with any of these customers, who are obligated to purchase products from the Company only pursuant to binding purchase orders and could cease doing business with the Company at any time. The Company's business with these customers is subject to risks such as short order cycles and difficulty in predicting sales, reductions or delays in orders, adoption of competing products developed by third parties of the customer or by the customer's own internal development team, and change in corporate ownership, financial condition, business direction or product mix of the customer. The loss of, or material decline in orders from, certain of these customers could have a material adverse effect on the Company's business, financial condition and results of operations.

INTENSE COMPETITION

    The markets for the Company's products are highly fragmented and intensely competitive. The Company's business is becoming increasingly sensitive to new product introductions, price changes and marketing efforts by its competitors. Accordingly, the Company's future success will be highly dependent upon timely completion and introduction of new products and product features at competitive price and performance levels which address the evolving needs of the Company's customers. The Company is currently experiencing increased price competition in both the market for stand-alone switching systems and the market for integrated server cabinet solutions and expects that pricing pressures will increase in the future. Increased competition could result in price reductions and loss of market share, which would adversely affect the Company's business, financial condition and results of operations. In the market for switching systems, the Company competes with independent third parties such as Cybex Computer Products Corporation, Raritan Computer Inc., Rose Electronics, Elsner ComputerTechnik GmbH (which was acquired by Cybex Computer Products Corporation in 1997), Minicom Advanced Systems, Inc., Aten International Co., Ltd., and StarTech Computer Accessories Ltd. In addition, certain of the Company's OEM customers, such as Hewlett-Packard and Compaq, could decide to manufacture their own switch products or offer those supplied by the Company's competitors. The Company may in the future face competition from software providers who are able to offer a software solution to address many of the problems the Company's switching systems are designed to address. In the market for server cabinets, the Company competes with a significant number of regional and international manufacturers. Moreover, the Company's current OEM customers and certain of its other branded server manufacturer customers sell their own branded integrated server cabinets. The Company's server cabinets also compete with other types of lower density, unenclosed technology storage systems. The market for server cabinets and other technology storage systems is characterized by intense price competition and low barriers to entry, and many of the Company's competitors in this market offer products at significantly lower price points. The Company's ability to compete successfully in this market will depend in part upon the Company's ability to continue to differentiate its cabinet systems from competing products.

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

RAPID TECHNOLOGICAL CHANGE; NEED FOR NEW PRODUCT INTRODUCTIONS

    The market for the Company's switching products is characterized by rapid technological advances, frequent new product introductions and enhancements, and significant price competition. The introduction of products incorporating superior or alternative technologies (such as switching software), the emergence of new industry standards or changes in the market's pricing structure could render the Company's existing products and products under development obsolete or unmarketable. The Company's switching systems combine components, such as printed circuit boards, connectors, cable assemblies, power supplies and enclosures, that are manufactured by other companies and are generally available to the Company's competitors and potential competitors. The Company's future success will depend in large part upon its continued innovative application of such commercially available components to the expansion and enhancement of its existing products and the development and introduction of new products which address changing customer needs on a cost-effective and timely basis. The Company's failure to respond on a timely basis to technological developments, changes in industry standards or customer requirements, software innovations or any significant delay in product development or introduction would have a material adverse effect on the Company's business, financial condition and results of operations. Due to the Company's significant reliance on OEM relationships, the Company's product development efforts are often focused on developing new products or enhancements for OEM customers. At times, these new products or enhancements may not be readily marketable to other customers without significant modification. The termination or significant disruption of the Company's relationship with certain OEMs or other customers for whom the Company has devoted significant product development resources is likely to result in lost opportunities with respect to the development of other products or enhancements.

DEPENDENCE UPON SUPPLIERS AND OUTSOURCED MANUFACTURING

    The principal components of the Company's switching products are power supplies, cable assemblies, line filters, enclosures and printed circuit boards, all of which are purchased from outside vendors. The Company buys components under purchase orders and generally does not have long-term agreements with its suppliers. Any termination of or significant disruption in the Company's relationship with suppliers of its switching product components may prevent the Company from filling customer orders in a timely manner, as the Company generally does not maintain large inventories of its products or components. The Company purchases a number of the components for its switching products from sole or a limited number of suppliers. For example, the Company currently obtains printed circuit boards included in, and the partial assembly of, concentrator switches from a single source. In addition, the frames for the Company's server cabinets are obtained from a single source and the sheet metal components are purchased locally from a small number of manufacturers. The Company has occasionally experienced and may in the future experience delays in delivery of such components. Although alternate suppliers are available for most of the components and services needed to produce the Company's products, the number of suppliers of some components is limited, and qualifying a replacement supplier and receiving components from alternate suppliers could take several months. The Company depends upon its suppliers to deliver components that are free from defects, competitive in functionality and cost and in compliance with the Company's specifications and delivery schedules. Disruption in supply, a significant increase in the cost of one or more components, failure of a third party supplier to remain competitive in functionality or price, or the failure of a supplier to comply with any of the Company's procurement needs could delay or interrupt the Company's ability to manufacture and deliver its products to customers on a timely basis, thereby adversely affecting the Company's business, financial condition and results of operations.

    The Company relies on third party manufacturers for subassembly of the Company's products. These outsourcing arrangements and any future outsourcing arrangements involve numerous risks, including reduced control over product quality, delivery schedules, manufacturing yields and costs. Moreover, although arrangements with such manufacturers may contain provisions for warranty obligations on the part of such manufacturers, the Company remains primarily responsible to its customers for warranty obligations.

RELIANCE ON CLIENT/SERVER MARKET; IMPROVING NETWORK RELIABILITY AND TOOLS

    The Company's business is dependent upon the continued acceptance of the PC-based client/server model of network computing. Although distributed network computing utilizing client/server architecture has gained increasing acceptance, there can be no assurance that use of this networking model will continue to grow or that it will not be replaced by new technologies for network computing, thereby rendering the Company's products obsolete. In addition, the market for the Company's switching products is driven in part by the inherent unreliability of client/server networks. As client/server networks continue to proliferate, however, server manufacturers and software developers or providers may develop greater reliability and better tools for managing networks. To the extent that greater reliability and better network management tools are successfully developed, the Company's switching products could be rendered obsolete, which would have a material adverse effect on the Company's business, financial condition and results of operations.

RISKS RELATING TO DEVELOPMENT OF EXPANDED RESELLER CHANNEL

    The Company expects to rely increasingly on resellers, including distributors, VARs and systems integrators, for the distribution and sale of its branded products, and the Company's strategy contemplates the expansion of its reseller channel both domestically and internationally. The Company's future success will depend in part on its ability to attract, train and motivate such resellers. There can be no assurance that the Company will be successful in expanding its reseller channel. The Company will be required to invest significant additional resources in order to expand its reseller channel, and there can be no assurance that the cost of the Company's investment in further developing this channel will not exceed the revenues generated from such investment. The Company provides and expects to continue providing discounts and other special pricing arrangements to its resellers. As a result of such discounts and other arrangements, the Company's gross margins on sales through resellers are expected to be lower than gross margins on direct sales. Although the Company's existing reseller arrangements generally do not afford material rights of return, as the Company expands its reseller channel, the Company expects that certain resellers will have significant rights of return. There can be no assurance that actual returns in the future will not have a material adverse effect on the Company's business, financial condition and results of operations. See "--Product Returns and Warranty Claims." The Company's agreements with its resellers generally are nonexclusive and may be terminated on short notice by either party without cause. The Company's resellers are not within the control of the Company, are not obligated to purchase products from the Company and frequently offer products of several different manufacturers, including products competitive with the Company's products. There can be no assurance that these resellers will not give higher priority to the sale of such other products. A reduction in sales efforts by the Company's resellers could lead to reduced sales by the Company and could materially adversely affect the Company's business, financial condition and results of operations.

DEPENDENCE ON KEY PERSONNEL

    The Company is dependent in large part upon its ability to retain its key management and technical personnel, including Kevin Hafer, President and Chief Executive Officer, and Chris Sirianni, Vice President for Sales. The future success of the Company will be highly dependent upon the personal efforts of Mr. Hafer, Mr. Sirianni and other key management and technical personnel, and the loss of services of any one of them could have a material adverse effect on the Company's business, financial condition and results of operations. Mr. Hafer is the only executive officer or employee with whom the Company has entered into an employment agreement and the only executive officer upon whom the Company maintains "key-man" life insurance. The Company's success will also be dependent in part upon its ability to attract, retain and motivate highly skilled employees. Competition for employees with the skills required by the Company, particularly engineering and other technical personnel, is intense, and there can be no assurance that the Company will be able to attract and retain highly skilled employees in sufficient numbers to sustain its current business or to support future growth.

MANAGEMENT OF GROWTH

    In recent periods, the Company has experienced rapid revenue and customer growth and expansion in the number of its employees, its product offerings and the scope and complexity of its financial systems. This growth has placed significant strain on the Company's management, operational and financial resources and has resulted in new and increased responsibilities for management personnel. The Company's officers have had limited or no experience in managing companies larger than the Company. There can be no assurance that the Company's management, personnel, systems, procedures and controls will be adequate to support the Company's existing and future operations. The Company's ability to effectively manage its recent growth and any future growth will require the Company to continue to implement and improve its operational, financial and information systems and will likely require additional management personnel. In addition, the Company believes that it must develop greater engineering, marketing, sales and customer support capabilities in order to develop new products and product enhancements, secure new customers at a rate necessary to achieve desired growth and effectively serve the evolving needs of present and future customers. There can be no assurance that the Company will be successful in strengthening these capabilities. Without adequate management, engineering, product development, marketing and sales and customer support capabilities, the Company's ability to effectively manage its growth, expand and enhance its product line, further penetrate its existing markets and develop new markets will be significantly limited. If the Company's management is unable to effectively manage the Company's growth, the business, financial condition and results of operations of the Company will be materially adversely affected.

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

LIMITED PROTECTION OF PROPRIETARY RIGHTS; RISKS OF THIRD PARTY INFRINGEMENTS

    The Company's future success is dependent in part upon its ability to protect its proprietary rights in its products. The Company seeks to protect its intellectual property rights by invoking the benefits of the patent, trademark, copyright, trade secret and unfair competition laws of the United States, which afford only limited protection. On February 24, 1998, the U.S. Patent and Trademark Office issued Patent Number 5,721,842 to the Company for various aspects of its OutLook and ViewPoint products and its OSCAR interface. The Company has a corresponding patent application pending under the provisions of the Patent Cooperation Treaty (which permits the filing of corresponding foreign patent applications in numerous foreign countries within a limited time period). The Company also has other United States and foreign patent applications pending. There can be no assurance that any additional patents will issue from any of the Company's pending applications, that any patents will be issued in any additional countries where the Company's products can be sold, or that any claims allowed in U.S. Patent Number 5,721,842 or in any pending patent applications will be of sufficient scope or strength, or provide meaningful protection or any commercial advantage to the Company. Moreover, competitors of the Company may challenge the validity of, or be able to design around, U.S. Patent Number 5,721,842 or any other patents that may be issued to the Company. The laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus increase the likelihood of piracy of the Company's technology and products. There can be no assurance that the steps taken by the Company to protect its intellectual property rights will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

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

    On February 25, 1998, the Company filed complaints for infringement of U.S. Patent Number 5,721,842 in United States District Court for the Western District of Washington at Seattle against Cybex Computer Products Corporation and Rose Electronics. The Company may initiate claims or litigation against additional third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. This litigation, and any other litigation relating to the Company's intellectual property to which the Company becomes a party, is subject to numerous risks and uncertainties, and there can be no assurance that the Company will be successful in any such litigation. This litigation or other litigation by or against the Company could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation results in a favorable determination for the Company. In the event of an adverse result in this litigation or any other such litigation, the Company could be required to pay substantial damages, suspend or cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to the infringing technology. There can be no assurance that the Company would be successful in such development or that such licenses would be available on reasonable terms, or at all, and any such development or license could require expenditures by the Company of substantial time and other resources. In the event that any third party makes a successful claim against the Company or its customers and a license is not made available to the Company on commercially reasonable terms, the Company's business, financial condition and results of operations would be adversely affected.

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

RISKS RELATING TO DEVELOPMENT OF INTERNATIONAL DISTRIBUTION NETWORK AND INTERNATIONAL SALES

    The Company's strategy contemplates the development of an international distribution network in an effort to increase international sales of its branded switching products. There can be no assurance that the Company will be successful in creating an international distribution network or in marketing and selling its products in foreign markets. If the revenues generated by international sales are not adequate to recover the expense of establishing, expanding and maintaining an international distribution network, the Company's business, financial condition and results of operations will be materially adversely affected. If international sales become a more significant component of the Company's net sales, the Company's business will become more vulnerable to the risks inherent in doing business on an international level, including difficulties in managing foreign resellers, longer payment cycles and problems in collecting accounts receivable, the effects of seasonal customer demand, changes in regulatory requirements, risks relating to intellectual property rights, export restrictions, tariffs and other trade barriers, fluctuations in currency exchange rates, potentially adverse tax consequences and political instability. The existence or occurrence of any one of these factors could have a material adverse effect on the Company's business, financial condition and results of operations.

LIMITED INDEPENDENT OPERATING HISTORY

    The business of the Company was operated as a division of, and was provided financial and operational support by, Apex Computer Company (the "Predecessor") through January 1993. In February 1993, the net assets of that division were spun off as a dividend to the sole shareholder of the Predecessor, who contributed those assets to the Company as its initial capital. The historical core business of the Company, computer maintenance services, was discontinued in mid-1994. As a company with limited independent operating history, the Company is subject to the risks inherent in a new business enterprise, including limited predictability of future operating results, competition from more established businesses, limited financial resources, limited management resources, limited sales and distribution capabilities, limited technical personnel resources and vulnerability to adverse economic conditions. Although the Company achieved profitability for the eleven months ended December 31, 1993 and was profitable in 1994, 1995, 1996 and 1997, there can be no assurance that growth in net sales will continue or that the Company will be able to achieve or sustain profitability on a quarterly or annual basis in the future.

ITEM 2. DESCRIPTION OF PROPERTY.

    The Company leases approximately 36,000 square feet in an industrial office building in Woodinville, Washington. The base rent for the Company's facilities is approximately $21,000 per month, plus taxes, insurance and maintenance. The lease on this building expires in two stages: approximately 25,000 square feet expire in September 1998, and approximately 11,000 square feet expire in January 2001. On February 24, 1998 the Company signed an agreement for a five-year lease of approximately 117,000 square feet in an industrial office building being built in Redmond, Washington, for scheduled occupancy by the Company in February 1999. The initial base rent under this lease is approximately $90,000 per month, plus taxes, insurance and maintenance. The 117,000 square foot leased premises has approximately 40,000 more square feet than the Company currently projects it will need in February 1999, and the Company intends to sublease the excess space until needed for planned expansion. However, there can be no assurance that the Company will be successful in subleasing that excess space. If the Company is unable to sublease the excess space, it will bear full responsibility for all rent due under the Redmond lease.

ITEM 3. LEGAL PROCEEDINGS.

    On February 25, 1998, the Company filed complaints for patent infringement against Cybex Computer Products Corporation and Rose Electronics (cause numbers C98-246Z and C98-245Z, respectively) in United States District Court for the Western District of Washington at Seattle in connection with United States Patent Number 5,721,842, which was issued to the Company on February 24, 1998. The complaints allege that the products manufactured and sold by Cybex Computer Products Corporation and Rose Electronics embody the inventions claimed in U.S. Patent Number 5,721,842, and seek injunctive relief, damages, attorneys' fees, interest and costs. See "-- Risk
Factors -- Limited Protection of Proprietary Rights; Risks of Third Party Infringement."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

    No matters were submitted for a vote of the shareholders in the fourth quarter of 1997.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK; HOLDERS OF RECORD

    The Company's Common Stock has been quoted on the Nasdaq National Market System under the symbol "APEX" since February 19, 1997. The following table shows the high and low sales prices for the Common Stock for the periods indicated, as reported by the Nasdaq National Market System.

                                                                HIGH        LOW
                                                              ---------  ---------
Quarter ended December 31, 1997.............................  $   39.63  $   18.50
Quarter ended September 26, 1997............................  $   41.75  $   18.75
Quarter ended June 27, 1997.................................  $   21.13  $    6.88
Quarter ended March 28, 1997................................  $   10.50  $    8.13


    As of February 27, 1998, there were 64 holders of record of the Company's Common Stock.

DIVIDEND POLICY

    No cash dividends were declared or paid in 1997 or 1996, and for the foreseeable future, the Company expects to retain earnings to finance the expansion and development of its business. The payment of dividends is within the discretion of the Company's Board of Directors and will depend on the earnings, capital requirements and operating and financial condition of the Company, among other factors. In addition, the Company's line of credit facility prohibits the payment of dividends if any loans are outstanding under such facility.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE INFORMATION IN THIS ITEM 6--"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS RELATING TO THE COMPANY'S REVENUES, EXPENSES, MARGINS, LIQUIDITY AND CAPITAL NEEDS. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "DESCRIPTION OF BUSINESS -- RISK FACTORS."

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

    In August 1997, the Company consummated a follow-on offering of its Common Stock (the "follow-on offering") and received net proceeds of approximately $30.3 million.

    From its inception through October 31, 1995 (the "Termination Date"), the Company was treated for federal income tax purposes as an S Corporation under Subchapter S of the Internal Revenue Code of 1986, as amended. As a result, the Company's earnings from its inception through the Termination Date were for federal income tax purposes taxed directly to the Company's sole shareholder, at his individual federal income tax rate, rather than to the Company. The pro forma provision for income taxes reflects an estimate of income tax expense at federal statutory rates as if the Company were taxable as a C Corporation for the year ended December 31, 1995. See Notes 1 and 10 of Notes to Consolidated Financial Statements.

    A substantial portion of the Company's sales are concentrated among a limited number of original equipment manufacturers that purchase the Company's switching systems on a private-label basis ("OEMs" and "OEM customers"). For 1997, 1996, and 1995, sales to the Company's OEM customers represented approximately 65%, 71%, and 69% of the Company's net sales, respectively. The Company's OEM business is subject to risks such as contract termination, reduced or delayed orders, adoption of competing products developed by third parties for the OEM or by the OEM's internal development team, and change in corporate ownership, financial condition, business direction or product mix by the OEM, any of which could have a material adverse effect on the Company's results of operations. The Company has experienced, and may continue to experience, significant reductions or delays in orders from its OEM customers which have had and may in the future have a material adverse effect on the Company's quarterly sales and operating results. In December 1995, one of the Company's OEM customers determined that its orders of Company switches in late 1995 exceeded its needs. Accordingly, at such customer's request, the Company delayed its scheduled deliveries to such OEM for additional switches in the first half of 1996. While the Company has contracts with certain of its existing OEM customers, none of the Company's OEM customers is obligated to purchase products from the Company except pursuant to binding purchase orders. The failure of any of the Company's OEMs to continue to place orders at current or anticipated levels would likely have a material adverse effect on the Company's business, financial condition and results of operations.

    In 1995, the Company entered into a private-label OEM arrangement with IBM for the production of an integrated server cabinet solution incorporating the Company's switching products. While the products supplied by the Company met IBM's requirements, IBM concluded that its program had not achieved desired results and sought to terminate the program in mid-1996 after the Company had expended significant product development and operational resources in connection with this OEM arrangement. Although the Company negotiated a settlement that covered its direct costs associated with the program, the Company's branded product development efforts were delayed as a result of the Company's commitment of substantial product development resources to the IBM program in the third and fourth quarters of 1995 and the first quarter of 1996. IBM accounted for only 1% of the Company's net sales in 1995, but accounted for 18% of the Company's net sales in 1996.

    The Company's business and results of operations are becoming more dependent upon the Company's sales of branded switching products to other manufacturers of servers and related networking products, who integrate and sell Apex-brand switches with their own products. The Company does not have contracts with any of these customers, who are obligated to purchase products from the Company only pursuant to binding purchase orders and could cease doing business with the Company at any time. The Company's business with these customers is subject to risks such as short order cycles and difficulty in predicting sales, reductions or delays in orders, adoption of competing products developed by third parties of the customer or by the customer's own internal development team, and change in corporate ownership, financial condition, business direction or product mix of the customer. The loss of or material decline in orders from certain of these customers could have a material adverse effect on the Company's business, financial condition and results of operations.

    With recent industry-wide initiatives to reduce all channel inventories and to shorten lead times, trends with Apex's major customers are, generally, to reduce the number of weeks of forward-committed firm orders. As a result of this factor, which currently is affecting the Company's business with certain OEMs and certain other server manufacturers purchasing Apex-brand switches, the Company believes that its sales are becoming more difficult to predict.

    The Company is currently experiencing increased price competition in both the market for stand-alone switching systems and the market for integrated server cabinet systems and expects that pricing pressures will increase in the future. Increased competition could result in price reduction and loss of market share which would adversely affect the Company's business, financial condition and results of operations. See "Description of Business--Risk Factors."

    On February 24, 1998 the Company signed an agreement for a five-year lease of approximately 117,000 square feet in an industrial office building being built in Redmond, Washington for scheduled occupancy in February 1999. The initial base rent under the lease, portions of which will be allocable to cost of sales and to general and administrative expense, is approximately $90,000 per month, plus taxes, insurance and maintenance. Consequently, beginning in 1999, the Company's gross margin and net income may be adversely affected by the Company's increased rent expense. See "Description of Property."

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales:

                                                                  Years Ended December 31,
                                                             -------------------------------
                                                               1997       1996       1995
                                                             ---------  ---------  ---------
Net sales..................................................      100.0%     100.0%     100.0%
Cost of sales..............................................       55.0       57.2       54.1
                                                             ---------  ---------  ---------
  Gross margin.............................................       45.0       42.8       45.9
                                                             ---------  ---------  ---------
Operating expenses:
  Research and development.................................        3.7        2.9        4.6
  Sales and marketing......................................        8.0        7.4        8.3
  General and administrative...............................        6.8       10.7       14.0
                                                             ---------  ---------  ---------
    Total operating expenses...............................       18.5       21.0       26.9
                                                             ---------  ---------  ---------
Income from operations.....................................       26.5       21.8       19.0
Interest income (expense), net.............................        1.4       (5.6)      (0.9)
Other income...............................................        0.3     --         --
                                                             ---------  ---------  ---------
Income before income taxes and extraordinary item..........       28.2       16.2       18.1
Provision for income taxes (pro forma for 1995)............        9.3        5.5        6.2
                                                             ---------  ---------  ---------
Income before extraordinary item (pro forma for 1995)......       18.9       10.7       11.9
Extraordinary item -- loss on early extinguishment
  of debt, net of applicable income tax benefit............       (0.3)    --         --
                                                              ---------  ---------  --------
Net income (pro forma for 1995)............................    18.6%      10.7%      11.9%
                                                             ---------  ---------  ---------
                                                             ---------  ---------  ---------

    Years Ended December 31, 1997 and 1996

    NET SALES. The Company's net sales consist of sales of stand-alone switching systems and integrated server cabinet solutions. Net sales increased 65% to $55.4 million for 1997 from $33.6 million for 1996. This increase was due primarily to increased demand for stand-alone switching systems from private-label OEM customers, and, to a lesser extent, to increased demand for Apex-brand products. On a percentage basis, private-label OEM sales for 1997 increased 51% over 1996, and sales of Apex-brand switching systems and integrated server cabinet solutions for 1997 increased 99% over 1996. Private-label OEM sales and sales of Apex-brand products represented 65% and 35%, respectively, of net sales for 1997, compared to 71% and 29%, respectively, of net sales for 1996. Any cancellation, rescheduling or reduction of orders by certain of the Company's private-label OEM customers or other major customers could materially adversely affect the Company's future operating results. See "Description of Business -- Risk Factors -- Dependence Upon a Limited Number of Customers."

    GROSS MARGIN. Gross margin is affected by a variety of factors, including: the ratio of OEM sales to branded sales, as OEM sales typically have lower gross margins than branded sales; product mix, including the percentage of integrated server cabinet solution sales, which generally have lower gross margins than sales of stand-alone switching systems; raw materials and labor costs; new product introductions by the Company and its competitors; and the level of outsourcing of manufacturing and assembly services by the Company. Gross margin increased to 45.0% for 1997 from 42.8% for 1996, due primarily to shifts in the Company's product mix to a larger percentage of switch sales, and to a lesser extent, lower levels of warranty expense. To date, the Company has not experienced significant product returns. The Company expects that increased competition may affect pricing and therefore erode the Company's gross margins in the future. See "Description of Business -- Risk Factors -- Intense Competition."

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses include compensation for engineers and materials costs, and are expensed as they are incurred. Research and development expenses increased to $2.0 million for 1997 from $965,000 for 1996. As a percentage of net sales, research and development expenses increased to 3.7% in 1997 from 2.9% in 1996. The increases in absolute dollars and as a percentage of net sales were due primarily to increased project spending and, to a lesser extent, increased compensation expense associated with increased staffing levels. The Company believes that the timely development of innovative new products and enhancements to existing products is essential to maintaining its competitive position and, therefore, expects research and development expenditures to increase in absolute dollars.

    SALES AND MARKETING EXPENSES. Sales and marketing expenses include advertising, promotional material, trade show expenses and sales and marketing personnel costs, including sales commissions and travel. Sales and marketing expenses increased to $4.4 million for 1997 from $2.5 million for 1996. As a percentage of net sales, sales and marketing expenses increased to 8.0% in 1997 from 7.4% in 1996. The increases in absolute dollars and as a percentage of net sales were due primarily to increased sales commissions and personnel costs associated with increased staffing levels, and increased advertising and tradeshow expenses. The Company expects these expenditures to increase in absolute dollars as it seeks to increase its branded and international sales.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include personnel costs for administration, finance, human resources and general management, as well as rent, utilities and legal and accounting expenses, and provision for Washington State's gross receipts tax. General and administrative expenses for 1997 increased slightly to $3.7 million from $3.6 million for 1996. As a percentage of net sales, general and administrative expenses declined to 6.8% in 1997 from 10.7% in 1996. Increased personnel costs, including compensation expense associated with the addition of a Chief Financial Officer and a Corporate Controller in late 1996, and increased legal, accounting and other costs relating to the Company's being publicly held were partially offset by the elimination of deferred compensation associated with the Leveraged Recapitalization and, to a lesser extent, decreased bad debt expense.

    INTEREST INCOME (EXPENSE), NET. Net interest income was $781,000 in 1997. Net interest expense was $1.9 million in 1996. The increase in net interest income for 1997, compared to 1996's interest expense, resulted from elimination of all Company long-term debt immediately following the February 1997 IPO, and from interest income earned on the approximately $30.3 million of net proceeds from the Company's August 1997 follow-on offering.

    PROVISION FOR INCOME TAXES. The provision for income taxes was approximately $5.1 million for 1997. The effective federal tax rate for 1997 was approximately 33%, compared to 34% for 1996. The rate declined due to the benefits associated with implementing a foreign sales corporation in 1997.

    NET INCOME. Net income increased to $10.3 million for 1997 from $3.6 million net income for 1996. As a percentage of net sales, net income increased to 18.6% in 1997 from 10.7% in 1996. The increase in absolute dollars and as a percentage of net sales were due to the factors discussed above.

Years Ended December 31, 1996 and 1995

    NET SALES. Net sales increased 71% to $33.6 million for 1996 from $19.7 million for 1995. This increase was due primarily to increased sales of stand-alone switching systems to OEMs, sales of integrated server cabinet solutions to IBM in the first half of 1996, and, to a lesser extent, sales of branded switching systems to resellers. Private-label OEM sales and sales of Apex-brand products represented 71% and 29%, respectively, of net sales for 1996, compared to 69% and 31%, respectively, of net sales for 1995.

    GROSS MARGIN. Gross margin declined to 42.8% for 1996 from 45.9% for 1995, due to increased OEM sales as a percentage of net sales, including sales of integrated server cabinet solutions to IBM in the first half of 1996, as well as increased outsourcing by the Company of component assembly to meet customer demand. In addition, the Company accrued $630,000 and $215,000, respectively, in warranty and inventory reserves in 1996. The increase in warranty reserves in 1996 was the result of the Company's evaluation of the composition of its product mix and the Company's increased sales of OEM and branded switching systems which the Company believed increased its warranty exposure.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased to $965,000 for 1996 from $913,000 for 1995, but decreased as a percentage of net sales to 2.9% for 1996 from 4.6% for 1995.

    SALES AND MARKETING EXPENSES. Sales and marketing expenses increased to $2.5 million for 1996 from $1.6 million for 1995, but declined as a percentage of net sales to 7.4% for 1996 from 8.3% for 1995. The increase in absolute dollars was primarily due to increased advertising and trade show expenses, including travel, and, to a lesser extent, increased personnel costs.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $3.6 million for 1996 from $2.8 million for 1995. As a percentage of net sales, general and administrative expenses declined to 10.7% for 1996 from 14.0% for 1995. The increase in absolute dollars was primarily due to the move to larger facilities by the Company in September 1995 which increased rent, an increase in the Company's allowance for doubtful accounts, state tax increases associated with increased net sales and, to a lesser extent, increased legal and accounting costs and the addition of corporate infrastructure to support the Company's growth in net sales.

    INTEREST INCOME (EXPENSE), NET. Net interest expense increased to $1.9 million for 1996 from $186,000 for 1995. The increase in net interest expense resulted from indebtedness incurred in the Leveraged Recapitalization.

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

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 1997 the Company's principal sources of liquidity consisted of approximately $39.7 million in cash, cash equivalents, and current investments.

    In addition, the Company has a combined line of credit and letter of credit facility with a bank with aggregate borrowing capacity of $5.0 million at prime. Under the line of credit, the Company may borrow up to a specified amount based upon its accounts receivable. Under the letter of credit arrangement, the bank will issue commercial letters of credit up to an aggregate of $5.0 million (less any amounts outstanding under the line of credit). The combined line of credit and letter of credit facility has a maturity date of April 30, 1998. There were no borrowings under the line of credit and the letter of credit facility from January 1, 1996 through March 30, 1998, and all $5.0 million was available. During March 1998, the Company initiated discussions to renew these credit facilities with the same bank, under similar terms and conditions, and for the same dollar amount, to be effective no later than April 30, 1998, and with a maturity date of April 30, 1999

    The Company's operating activities generated cash of approximately $6.3 million for 1997, $725,000 for 1996, and $2.2 million for 1995. The increase in cash flow from operations in 1997, when compared with 1996, resulted primarily from greatly increased net income, and to a lesser extent, to reduced cash disbursements for wages and commissions, partially offset by increased accounts receivable. At December 31, 1997, the Company's OEM customers accounted for approximately 59% of the accounts receivable. See "Business--Risk Factors -Dependence Upon a Limited Number of Customers" and
Note 1 of Notes to Consolidated Financial Statements.

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

    In February 1997, the Company consummated the IPO. The net proceeds to the Company from the IPO were approximately $28.4 million. Of that amount, $20.0 million was used to repay the subordinated promissory notes incurred in the Leveraged Recapitalization, and $600,000 was used to redeem the shares of Series B Redeemable Preferred Stock from Mr. Hafer, the Company's President and CEO, and $5.6 million was used to repay long-term bank debt of the Company incurred in connection with the Leveraged Recapitalization. After application of the net proceeds of the IPO and payment of IPO expenses (including $190,000 of Directors and Officers insurance policy premium which was expensed in 1997 as a period cost), the remaining proceeds from the IPO were approximately $2.2 million.

    A follow-on public offering of 4.6 million shares of the Company's common stock (including 600,000 shares sold pursuant to the underwriter's over-allotment option) was completed in August 1997, at a price of $26 per share. Of the total, 1,250,000 shares were sold by the Company and 3,350,000 shares were sold by certain selling shareholders. The Company plans to use the approximately $30.3 million in net proceeds from this offering for general corporate purposes.

    The Company believes that existing cash balances, cash generated from operations and the funds available to it under credit facilities, together with the remaining proceeds from the IPO and from the follow-on offering, will be sufficient to fund its operations through 1998.

Year 2000

    The Company has evaluated the integrity and reliability of its financial and operational systems and believes that it has no material Year 2000 issues with such systems. All products currently provided by the Company are Year 2000 compliant. The costs of achieving Year 2000 compliance are not expected to have a material impact on the Company's business, financial condition or results of operations. In addition, the Company is also communicating with its principal customers, suppliers and service providers to ensure Year 2000 issues will not have an adverse impact on the Company. Until the Company's assessment of external Year 2000 issues is completed, the Company will not know whether such issues may materially adversely affect the Company's business, financial condition or results of operations.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The statement will be effective for fiscal years beginning after December 15, 1997. Reclassification for earlier periods is required for comparative purposes. The Company is currently evaluating the impact this statement will have on its financial statements; however, because the statement requires only additional disclosure, the Company does not expect the statement to have a material impact on its reported financial position or results of operations.

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." This statement includes requirements to report selected segment information quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The statement will be effective for fiscal years beginning after December 15, 1997. Reclassification for earlier periods is required, unless impracticable, for comparative purposes. The Company is currently evaluating the impact this statement will have on its financial statements; however, because the statement requires only additional disclosure, the Company does not expect the statement to have a material impact on its reported financial position or results of operations.

ITEM 7. FINANCIAL STATEMENTS.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                             PAGE
                                                                             -----
Report of Independent Accountants...........................................     F-2
Consolidated Financial Statements:
  Consolidated Balance Sheets...............................................     F-3
  Consolidated Statements of Operations.....................................     F-4
  Consolidated Statements of Changes in Shareholders' Equity (Deficit)......     F-5
  Consolidated Statements of Cash Flows.....................................     F-6
  Notes to Consolidated Financial Statements................................  F-7 - F-17


                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
Apex PC Solutions, Inc.

    We have audited the accompanying consolidated balance sheets of Apex PC Solutions, Inc. (the "Company") as of December 31, 1997 and 1996 and the related consolidated statements of operations, changes in shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apex PC Solutions, Inc. as of December 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

    As further described in Note 1 to the consolidated financial statements, the Company changed its method of reporting earnings per share.

Coopers & Lybrand L.L.P.

Seattle, Washington
January 24, 1998
Except as to Note 11, as to which the date is March 26, 1998

                            APEX PC SOLUTIONS, INC.

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996

                                                                                            1997        1996
                                                                                         -----------  -----------
                                         ASSETS
Current assets:
  Cash and cash equivalents............................................................. $11,824,978  $ 2,118,887
  Investments...........................................................................  27,878,683      --
  Accounts receivable, net of allowance for doubtful accounts...........................   9,843,716    6,170,193
  Inventories...........................................................................   2,918,119    1,653,011
  Interest receivable...................................................................     378,730      --
  Prepaid expenses......................................................................     243,741      130,218
  Deferred tax assets...................................................................     554,664      800,700
                                                                                          ----------  -----------
    Total current assets................................................................  53,642,631   10,873,009
                                                                                          ----------  -----------
Property and equipment, at cost:
  Leasehold improvements................................................................     145,937        4,677
  Furniture and office equipment........................................................     500,281      273,831
  Computer and other equipment..........................................................     655,581      380,334
                                                                                          ----------  -----------
                                                                                           1,301,799      658,842
  Less accumulated depreciation.........................................................     432,847      195,959
                                                                                          ----------  -----------
                                                                                             868,952      462,883
                                                                                          ----------  -----------
Investments.............................................................................     741,538      --
Other assets............................................................................      17,672      617,255
                                                                                          ----------  -----------
Total assets............................................................................ $55,270,793  $11,953,147
                                                                                          ----------  -----------
                                                                                          ----------  -----------
                     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current portion of long-term debt..................................................... $    --      $   504,349
  Accounts payable......................................................................     326,619      530,525
  Accrued wages and commissions.........................................................     791,062      554,352
  Accrued warranty costs................................................................     745,000      630,000
  Other accrued expenses................................................................     634,765      282,040
                                                                                          ----------  -----------
    Total current liabilities...........................................................   2,497,446    2,501,266
Subordinated debt.......................................................................      --       20,000,000
Long-term debt, less current portion....................................................      --        5,110,549
Deferred taxes..........................................................................      35,000       16,500
                                                                                          ----------  -----------
Total liabilities.......................................................................   2,532,446   27,628,315
                                                                                          ----------  -----------
Commitments and contingencies

Preferred stock, Series A redeemable and convertible, no par value, 300,000 shares
  authorized, issued and outstanding at December 31, 1996...............................      --        2,205,000
Preferred stock, Series B redeemable, no par value; 200,000 shares authorized, issued
  and outstanding at December 31, 1996..................................................      --        1,000,000
                                                                                          ----------  -----------
Shareholders' equity (deficit):
  Preferred stock, 1,000,000 shares authorized at December 31, 1997, no shares issued
    and outstanding.....................................................................      --          --
  Common stock, no par value;100,000,000 shares authorized at December 31, 1997, and
    10,000,000 shares authorized at December 31, 1996; 13,434,384 and 6,260,016 shares
    issued and outstanding, respectively................................................  62,014,406      648,260
  Deferred compensation.................................................................    (168,131)     (93,431)
  Retained earnings (deficit)...........................................................  (9,107,928) (19,434,997)
                                                                                          ----------  -----------
    Total shareholders' equity (deficit)................................................  52,738,347  (18,880,168)
                                                                                          ----------  -----------
Total liabilities and shareholders' equity (deficit).................................... $55,270,793  $11,953,147
                                                                                          ----------  -----------
                                                                                          ----------  -----------

  The accompanying notes are an integral part of these consolidated financial statements.

                            APEX PC SOLUTIONS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                               1997        1996        1995
                                                                            ----------  ----------  ----------
Net sales.................................................................. $55,390,444 $33,621,936 $19,670,619
Cost of sales..............................................................  30,488,048  19,238,965  10,635,672
                                                                             ----------  ----------  ----------
  Gross profit.............................................................  24,902,396  14,382,971   9,034,947
                                                                             ----------  ----------  ----------
Research and development...................................................   2,044,154     965,030     913,027
Sales and marketing........................................................   4,446,000   2,481,356   1,631,075
General and administrative.................................................   3,744,458   3,608,897   2,753,763
                                                                             ----------  ----------  ----------
  Total operating expenses.................................................  10,234,612   7,055,283   5,297,865
                                                                             ----------  ----------  ----------
Income from operations.....................................................  14,667,784   7,327,688   3,737,082
Interest income (expense), net.............................................     781,368  (1,859,170)   (186,302)
Other income...............................................................     146,324      --          --
                                                                             ----------  ----------  ----------
Income before income taxes and extraordinary item..........................  15,595,476   5,468,518   3,550,780
Provision (benefit) for income taxes.......................................   5,127,644   1,860,795     (52,000)
                                                                             ----------  ----------  ----------
  Income before extraordinary item.........................................  10,467,832   3,607,723   3,602,780
Extraordinary item -- loss on early extinguishment of debt, net of
  applicable income tax benefit of $72,511.................................    (140,763)     --          --
                                                                             ----------  ----------  ----------
    Net income............................................................. $10,327,069  $3,607,723  $3,602,780
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------
Pro forma information for 1995:
  Income from operations before income taxes...............................                          $3,550,780
  Pro forma provision for income taxes.....................................                           1,207,265
                                                                             ----------  ----------  ----------
  Pro forma net income.....................................................                          $2,343,515
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------
Per share data(pro forma in 1995) (Note 1):
Basic:
  Income before extraordinary item.........................................  $     0.88  $     0.63  $     0.29
  Extraordinary item.......................................................       (0.01)     --          --
                                                                             ----------  ----------  ----------
  Net income...............................................................  $     0.87  $     0.63  $     0.29
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------
Diluted:
  Income before extraordinary item.........................................  $     0.83  $     0.43  $     0.29
  Extraordinary item.......................................................       (0.01)     --          --
                                                                             ----------  ----------  ----------
  Net income...............................................................  $     0.82  $     0.43  $     0.29
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------
Weighted average shares used in computing net income per share:
  Basic....................................................................  11,853,725   5,772,239   8,000,000
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------
  Diluted..................................................................  12,651,267   8,307,631   8,000,000
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                            APEX PC SOLUTIONS, INC.

      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                               COMMON STOCK                          RETAINED
                                          ----------------------    DEFERRED         EARNINGS
                                           SHARES      AMOUNT    COMPENSATION      (DEFICIT)         TOTAL
                                          ----------  ----------  -------------  ----------------  -----------
Balances, January 1, 1995................  8,000,000  $  586,075   $   --          $    875,562    $ 1,461,637
Net income...............................     --          --           --             3,602,780      3,602,780
Distributions (cash and notes) to
  shareholder............................     --        (585,075)      --            (5,022,062)    (5,607,137)
Deferred compensation related to issuance
  of Series B redeemable preferred
  stock..................................     --          --        (1,000,000)         --          (1,000,000)
Issuance of common stock.................  1,600,000     294,000       --               --             294,000
Redemption of common stock............... (4,000,000)      --          --           (22,499,000)   (22,499,000)
                                           ---------  ----------  -------------  ----------------  -----------
Balances, December 31, 1995..............  5,600,000     295,000    (1,000,000)     (23,042,720)   (23,747,720)
Net income...............................     --          --           --             3,607,723      3,607,723
Issuance of common stock options.........     --         170,574      (170,574)         --             --
Tax benefit of common stock options
  exercised..............................     --          56,002       --               --              56,002
Exercise of common stock options.........    660,016     126,684       --               --             126,684
Amortization of deferred compensation....     --          --         1,077,143          --           1,077,143
                                           ---------  ----------  -------------  ----------------  -----------
Balances, December 31, 1996..............  6,260,016     648,260       (93,431)     (19,434,997)   (18,880,168)
Net income...............................     --          --           --            10,327,069     10,327,069
Proceeds from Initial Public Offering of
  common stock...........................  3,500,000  28,550,762       --               --          28,550,762
Conversion of Series A redeemable and
  convertible preferred stock to common
  stock..................................  2,400,000   2,205,000       --               --           2,205,000
Proceeds from follow-on offering of
  common stock...........................  1,250,000  30,293,123       --               --          30,293,123
Proceeds from issuance of common stock to
  employee stock purchase plan...........     12,792     116,731       --               --             116,731
Tax benefit of common stock options
  exercised..............................     --          98,803       --               --              98,803
Issuance of common stock options.........     --          99,600       (99,600)         --             --
Exercise of common stock options.........     11,576       2,127       --               --               2,127
Amortization of deferred compensation....     --          --            24,900          --              24,900
                                          ---------- -----------  -------------  ----------------  -----------
Balances, December 31, 1997.............. 13,434,384 $62,014,406   $  (168,131)    $ (9,107,928)   $52,738,347
                                          ---------- -----------  -------------  ----------------  -----------
                                          ---------- -----------  -------------  ----------------  -----------

  The accompanying notes are an integral part of these consolidated financial statements.

                            APEX PC SOLUTIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                 1997         1996         1995
                                                                             -----------  -----------  -----------
Cash flows from operating activities:
  Net income................................................................ $10,327,069  $ 3,607,723  $ 3,602,780
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization...........................................     243,274      154,225       60,288
    Amortization of deferred compensation...................................      24,900    1,077,143      --
    Extraordinary loss on early extinguishment of debt......................     213,274       --          --
    Loss on disposal of equipment...........................................      --           --           10,614
    Deferred taxes..........................................................     264,536     (732,200)     (52,000)
    Tax benefit of common stock options exercised...........................      98,803       56,002      --
    Provision for obsolete and slow moving inventory........................      20,000      215,000      --
    Provision for doubtful accounts.........................................          10      305,893       30,000
    Changes in:
      Accounts receivable...................................................  (3,673,533)  (1,976,682)  (3,052,603)
      Inventories...........................................................  (1,285,108)    (610,239)    (919,748)
      Interest receivable...................................................    (378,730)       --          --
      Prepaid expenses......................................................    (113,523)      (6,171)     (71,579)
      Other assets..........................................................      63,944      (69,231)     (10,922)
      Accounts payable......................................................    (203,906)    (399,740)     543,079
      Accrued wages and commissions.........................................     236,710   (1,185,351)   1,592,713
      Accrued warranty costs................................................     115,000      630,000      --
      Other accrued expenses................................................     352,725      (61,297)     226,028
      Deferred revenue......................................................      --         (280,302)     280,302
                                                                              ----------   ----------  -----------
        Total adjustments...................................................  (4,021,624)  (2,882,950)  (1,363,828)
                                                                              ----------   ----------  -----------
        Net cash provided by operating activities...........................   6,305,445      724,773    2,238,952
                                                                              ----------    ---------  -----------
Cash flows from investing activities:
  Purchases of investments.................................................. (28,620,221)      --          --
  Purchases of equipment....................................................    (642,957)    (373,666)    (166,217)
                                                                             -----------    ---------  -----------
        Net cash used in investing activities............................... (29,263,178)    (373,666)    (166,217)
                                                                             -----------    ---------  -----------
Cash flows from financing activities:
  Proceeds from Initial Public Offering of common stock.....................  28,866,741       --          --
  Proceeds from Follow On Offering of common stock..........................  30,293,123       --          --
  Distributions paid........................................................      --           --         (992,815)
  Principal payments on notes to shareholder................................      --         (270,000)  (4,569,322)
  Proceeds from the issuance of long-term debt..............................      --           --       16,000,000
  Repayments of long-term debt and capital lease............................ (25,614,898)    (404,215)      (1,347)
  Payment of loan fees......................................................      --          (45,000)    (220,478)
  Proceeds from issuance of Series A redeemable and convertible preferred
    stock...................................................................      --           --        2,205,000
  Redemption of Series B redeemable preferred stock.........................  (1,000,000)      --          --
  Proceeds from issuance of common stock and exercise of common stock
    options.................................................................     118,858      126,684      294,000
  Payment of deferred offering costs........................................      --         (315,979)     --
  Redemption of common stock................................................      --           --      (12,499,000)
                                                                              ----------    ---------  -----------
        Net cash provided by (used in) financing activities.................  32,663,824     (908,510)     216,038
                                                                              ----------    ---------  -----------
Net increase (decrease) in cash and cash equivalents........................   9,706,091     (557,403)   2,288,773
Cash and cash equivalents at beginning of period............................   2,118,887    2,676,290      387,517
                                                                              ----------    ---------  -----------
Cash and cash equivalents at end of period.................................. $11,824,978   $2,118,887  $ 2,676,290
                                                                             -----------    ---------  -----------
                                                                             -----------    ---------  -----------
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest....................................  $  287,010   $1,912,583 $   186,817
                                                                              ----------   ----------  -----------
                                                                              ----------   ----------  -----------
  Cash paid for Federal income taxes........................................  $4,630,000   $2,531,962 $   --
                                                                              ----------   ----------  -----------
                                                                              ----------   ----------  -----------
  Conversion of Series A preferred stock into common stock..................  $2,205,000    $  --      $   --
                                                                              ----------    ---------  -----------
                                                                              ----------    ---------  -----------
  Equipment obtained through capital lease..................................  $   --        $  --      $    20,460
                                                                              ----------    ---------  -----------
                                                                              ----------    ---------  -----------
  Distributions to shareholder evidenced by notes payable...................  $   --        $  --      $ 4,614,322
                                                                              ----------    ---------  -----------
                                                                              ----------    ---------  -----------
  Redemption of common stock evidenced by note payable......................  $   --        $  --      $10,000,000
                                                                              ----------    ---------  -----------
                                                                              ----------    ---------  -----------

  The accompanying notes are an integral part of these consolidated financial statements.

                            APEX PC SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    THE COMPANY

    Apex PC Solutions, Inc. (the "Company") designs, manufactures and markets stand-alone switching systems and integrated server cabinet solutions for the client/server computing market. The Company's switching systems enable client/server network administrators to manage multiple servers from a single keyboard, monitor and mouse configuration, facilitating more efficient network management and administration. The Company purchases material component parts for the manufacture of switching systems and integrated server cabinets from domestic suppliers, and generally contracts with third parties for the subassembly of products. The financial statements of the Company are consolidated and include the accounts of the Company and its wholly owned subsidiary, Apex PC Solutions, Ltd. (a foreign sales corporation). Significant intercompany transactions and balances have been eliminated.

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

        The Company issued 200,000 shares of Series B Redeemable Preferred Stock to an officer of the Company.

    The new investors did not acquire substantially all of the shares representing voting interests of the Company. The voting interests of new investors represented 50% of the voting interests of the Company after the leveraged recapitalization. Accordingly, the transaction has been recorded as a recapitalization with amounts distributed to the selling shareholder recorded as charges to shareholders' equity (deficit). The transaction did not result in a new basis of accounting for the assets and liabilities of the Company because it would not have been appropriate under EITF Issue No. 88-16, "Basis in Leveraged Buyout Transactions" or pushdown accounting guidelines of the Securities and Exchange Commission ("SEC").

CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

                            APEX PC SOLUTIONS, INC.

NOTE 1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

INVESTMENTS

    Investments generally consist of highly rated commercial paper and corporate debt which have original maturities between three months and two years, are classified as held-to-maturity and are recorded at amortized cost, which approximates market value.

INVENTORIES

    Inventories are recorded at the lower of first-in, first-out cost or market.

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

OTHER ASSETS

    In 1996, other assets consisted primarily of financing costs and costs incurred in connection with the Company's initial public offering. Financing costs are amortized using the effective interest method, and were charged to extraordinary loss upon extinguishment of the related debt in February 1997.

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

EARNINGS PER SHARE

    Prior to December 31, 1997, the Company presented pro forma income per share based on the weighted average number of shares of common stock and common equivalent shares outstanding, adjusted for stock splits retroactively applied to all periods presented (see Note 8). Pursuant to certain SEC Staff Accounting Bulletins, common stock and common stock equivalents issued at prices below the initial public offering ("IPO") price of $9.00 during the 12 months immediately preceding the date of the initial filing of the Registration Statement for the Company's IPO were included in the calculation of earnings per share, using the treasury stock method based on the assumed IPO price, as if the common stock equivalents were outstanding for all periods presented.

    Effective December 31, 1997, the Company began reporting earnings per share in accordance with Statement of Financial Accounting Standards Number 128 ("SFAS 128") as modified by SEC Staff Accounting Bulletin Number 98 ("SAB 98"). SFAS 128 requires the presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders (net income, in the Company's case) by the weighted average common shares outstanding. Diluted earnings per share is computed in a manner similar to computing basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The number of dilutive common shares is computed using the treasury stock method. Among other things, SAB 98 requires that the basic and diluted

                            APEX PC SOLUTIONS, INC.

NOTE 1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

computations give effect to the dilutive effect of common stock, options or warrants to purchase common stock for nominal consideration by treating such shares as outstanding for all periods presented.

    The following table summarizes the computation of shares for basic and diluted earnings per share under SFAS 128 and SAB 98 for the years ended December 31:

                                                                    1997       1996       1995
                                                                 ----------  ---------  ---------
Basic:
  Weighted average common shares................................ 11,853,725  5,772,239  8,000,000
  Effect of nominal shares......................................     --         --         --
                                                                 ----------  ---------  ---------
Weighted average shares use in computing basic earnings per
  share......................................................... 11,853,725  5,772,239  8,000,000
                                                                 ----------  ---------  ---------
                                                                 ----------  ---------  ---------
Diluted:
  Weighted average common shares................................ 11,853,725  5,772,239  8,000,000
  Potential additional common shares (treasury stock method):
    Stock options...............................................    475,351    135,392     --
    Series A preferred stock....................................    322,191  2,400,000     --
  Effect of nominal shares......................................     --         --         --
                                                                 ----------  ---------  ---------
Weighted average shares use in computing diluted earnings per shares........................................................ 12,651,267  8,307,631  8,000,000
                                                                 ----------  ---------  ---------
                                                                 ----------  ---------  ---------

    At the time of the Company's year-end earnings press release on January 26, 1998, the SEC's guidelines for computing basic and diluted earnings per share required that companies continue reporting common stock equivalents computed under the treasury stock method (using the Company's IPO price for the twelve months prior to the initial filing of the IPO). On February 3, 1998, the SEC issued SAB 98 which indicated that the Company should follow the guidelines of SFAS 128 for computing common stock equivalents for diluted earnings per share. Consequently, 1997 earnings per share amounts in these financial statements differ from the press release as follows:

                                                                        AS          PRESS
                                                                     REPORTED      RELEASE     DIFFERENCE
                                                                    -----------  -----------  -------------
Basic earnings per share..........................................   $    0.87    $    0.84     $    0.03
                                                                         -----        -----         -----
                                                                         -----        -----         -----
Diluted earnings per share........................................   $    0.82    $    0.80     $    0.02
                                                                         -----        -----         -----
                                                                         -----        -----         -----

    Consistent with the 1997 presentation, earnings per share for the years ended December 31,1996 and 1995 have been restated to conform with the presentation required by SFAS 128 and SAB 98 as follows:

                                                                                       1996       1995
                                                                                     ---------  ---------
Fully diluted earnings per share as previously reported............................  $    0.40  $    0.20
Effect of SFAS 128 implementation..................................................       0.03       0.09
                                                                                     ---------  ---------
Diluted earnings per share.........................................................  $    0.43  $    0.29
                                                                                     ---------  ---------
                                                                                     ---------  ---------

PRO FORMA DATA

    Pro forma provision for income taxes, net income and per share data represent the results of operations for the year ended December 31, 1995, adjusted to reflect a provision for income taxes, calculated as if the Company had been taxed as a C Corporation.

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

                            APEX PC SOLUTIONS, INC.

NOTE 1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS

    For certain financial instruments, including investments, accounts receivable, accounts payable and accrued liabilities, recorded amounts approximate market value.

CONCENTRATIONS OF CUSTOMER BASE AND CREDIT RISK

    One of the Company's OEM customers accounted for 51%, 30%, and 54% of the Company's net sales (excluding service sales) for the years ended December 31, 1997, 1996 and 1995, respectively. The receivable from this customer totaled approximately 48% and 57% of trade receivables at December 31, 1997 and 1996, respectively. For the year ended December 31, 1996, the Company had sales to two other OEM customers which accounted for 18% and 15% of net sales. The aggregate receivables from these two customers totaled 18% of trade accounts receivable at December 31, 1996. The customer which accounted for 18% of net sales for the year ended December 31, 1996 accounted for 1% of the Company's sales in 1995 and cancelled its 1996 OEM arrangement with the Company in mid-1996. This customer continues to be a customer of the Company, and starting in the third quarter of 1997, began purchasing material quantities of the Company's branded switch products for incorporation into the customer's new cabinet-based server products.

    The Company's private-label OEM business is subject to risks such as contract termination, reduced or delayed orders, adoption of competing products developed by third parties for the OEM or by the OEM's internal development team, and change in corporate ownership, financial condition, business direction or product mix by the OEM, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has experienced, and may continue to experience, significant reductions or delays in orders from its OEM customers, which have had and may in the future have a material adverse effect on the Company's quarterly sales and operating results.

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

WARRANTY COSTS

    The Company provides, by a current charge to operations, an amount it estimates will be needed to cover future warranty obligations for products sold to date.

RESEARCH AND DEVELOPMENT

    The Company makes significant investments in research for the development of new technologies and products, including both switching systems and server cabinets. Research and development costs are charged to expense as incurred.

ADVERTISING

    The Company expenses advertising costs as incurred. Advertising expense was $1,425,827, $1,044,737 and $772,484 for the years ended December 31, 1997, 1996 and 1995 respectively.

                            APEX PC SOLUTIONS, INC.

NOTE 1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The statement will be effective for fiscal years beginning after December 15, 1997. Reclassification for earlier periods is required for comparative purposes. The Company is currently evaluating the impact this statement will have on its financial statements; however, because the statement requires only additional disclosure, the Company does not expect the statement to have a material impact on its reported financial position or results of operations.

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." This statement includes requirements to report selected segment information quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The statement will be effective for fiscal years beginning after December 15, 1997. Reclassification for earlier periods is required, unless impracticable, for comparative purposes. The Company is currently evaluating the impact this statement will have on its financial statements; however, because the statement requires only additional disclosure, the Company does not expect the statement to have a material impact on its reported financial position or results of operations.

NOTE 2. ACCOUNTS RECEIVABLE:

    Accounts receivable consist of the following at December 31:

                                                                              1997       1996
                                                                          -----------  ----------
Trade receivables........................................................ $10,179,619  $6,506,086
Less allowance for doubtful accounts.....................................    (335,903)   (335,893)
                                                                          -----------  ----------
                                                                           $9,843,716  $6,170,193
                                                                          -----------  ----------
                                                                          -----------  ----------

NOTE 3. INVENTORIES:

    Inventories consist of the following at December 31:

                                                                              1997       1996
                                                                           ---------   ----------
Raw materials............................................................. $  979,438  $1,086,142
Work-in-process...........................................................    908,815     260,356
Finished goods............................................................  1,264,866     521,513
                                                                           ----------  ----------
                                                                            3,153,119   1,868,011
Less reserve for obsolescence.............................................   (235,000)   (215,000)
                                                                           ----------  ----------
                                                                           $2,918,119  $1,653,011
                                                                           ----------  ----------
                                                                           ----------  ----------

NOTE 4. LINE OF CREDIT AND LETTERS OF CREDIT:

    Under the terms of a credit agreement with a bank (Note 5), the Company has a combined line of credit and letter of credit facility with a bank with aggregate borrowing capacity of $5.0 million at prime. Under the line of credit, the Company may borrow up to a specified amount based upon its accounts receivable. Under the letter of credit arrangement, the bank will issue commercial letters of credit up to an aggregate of $5.0 million (less any amounts outstanding under the line of credit). The agreement includes various restrictive covenants which, among other things require the Company to maintain certain minimum working capital and net worth amounts. The combined line of credit and letter of credit facility has a maturity date of April 30, 1998. There were no borrowings under the line of credit and the letter of credit facility from January 1, 1996 through December 31, 1997, and all $5.0 million is available.

NOTE 5. SUBORDINATED AND LONG-TERM DEBT:

    In February 1997, the Company consummated the IPO. The net proceeds to the Company from the IPO were approximately $28.4 million. Of that amount, $20.0 million was used to repay the subordinated promissory notes incurred in the Leveraged Recapitalization, and $5.6 million was used to repay long-term bank debt of the Company incurred in connection with the Leveraged Recapitalization.

                            APEX PC SOLUTIONS, INC.

NOTE 5. SUBORDINATED AND LONG-TERM DEBT: (CONTINUED)

    Long-term debt consisted of the following at December 31:

                                                                                                1997        1996
                                                                                              ---------  ----------
Note payable to bank, collateralized by substantially all of the Company's assets, interest payable monthly at prime (8.25%, at December 31, 1996) plus 1.5%. The note was paid in
  full by the Company in February, 1997.....................................................  $  --      $5,600,000
Notes payable to shareholders subordinated to borrowings from the bank under note payable and line of credit and letter of credit facility, with interest payable quarterly at 7.0%.
  Unpaid interest and principal payable in full on the consummation of a Qualified Liquidity
  Event as defined in note agreements. The notes were paid in full by the Company in
  February, 1997............................................................................     --      20,000,000
Capital lease obligation for the purchase of equipment totaling $20,460, interest at 6.28%, monthly principal and interest payments of $442. The lease obligation was paid in full in
  April 1997................................................................................     --          14,898
                                                                                              ---------  ----------
                                                                                                 --      25,614,898
Less current portion........................................................................     --         504,349
                                                                                              --------- -----------
                                                                                              $  --     $25,110,549
                                                                                              --------- -----------
                                                                                              --------- -----------

NOTE 6. OPERATING LEASE COMMITMENTS:

    The Company leases its facilities for base rent of $21,067 per month under an operating lease with a portion expiring September 30, 1998, and a portion expiring January 31, 2001. The Company pays taxes, insurance, normal maintenance and certain other operating expenses in addition to the base rent. The lease includes provisions for rent escalation based on increases in the consumer price index. The Company has two consecutive two year renewal options on this lease.

    Future minimum payments as of December 31, 1997 under the non-cancelable operating lease were as follows:

YEAR ENDED DECEMBER 31:
----------------------------------------------------------------------------------------
1998....................................................................................  $ 207,753
1999....................................................................................     78,595
2000....................................................................................     79,140
2001....................................................................................      6,595
                                                                                          ---------
                                                                                          $ 372,083
                                                                                          ---------
                                                                                          ---------

    Rent expense totaled $268,843, $216,888 and $125,238 for the years ended December 31, 1997, 1996 and 1995, respectively.

NOTE 7. EMPLOYEE BENEFIT PLAN:

    The Company sponsors a 401(k) plan that covers eligible full-time employees. Employer matching contributions are made at the discretion of the Board of Directors. Employer contributions totaled $84,487, $58,968 and $35,217 for the years ended December 31, 1997, 1996 and 1995, respectively.

NOTE 8. SHAREHOLDERS' EQUITY (DEFICIT):

    The Company is authorized to issue 100,000,000 shares of voting common stock, no par value. At its discretion, the Board of Directors may declare dividends on shares of common stock. Upon liquidation or dissolution, holders of common stock will be paid only after Preferred Stock preferences have been satisfied.

    On December 27, 1995 all outstanding shares of common stock were split 1,000 for one. On January 22, 1996 all outstanding shares of common stock were split two for one. On December 9, 1996, all outstanding shares of common stock were split four for one. All common stock share and per share amounts have been restated to reflect these stock splits.

    During 1995 the Company authorized and issued 300,000 shares of Series A Redeemable and Convertible Preferred Stock, no par value. All holders of Series A Redeemable and Convertible Preferred Stock were entitled to vote on all matters except election of directors with the holders of the common stock on an "as if converted" basis. Each share of Series A Redeemable and Convertible Preferred Stock was convertible into that number of shares as determined by dividing the original per share purchase price by a conversion price. The Series A Redeemable and Convertible Preferred Stock was convertible at the option of the holder or automatically upon sale of the Company's common stock in a Qualified Public Offering as defined in the Restated Articles of Incorporation or upon the vote of the holders of 2/3 of the outstanding Series A Redeemable and Convertible Preferred Stock in favor of conversion. As a result of the common stock splits in 1996, the shares of Series A Redeemable and Convertible Preferred Stock were convertible into 2,400,000 shares of common stock. Upon consummation of the Company's IPO in February 1997, the Series A Redeemable and Convertible Preferred Stock was converted into 2,400,000 shares of the Company's common stock.

    During 1995, the Company authorized and issued 200,000 shares of Series B Redeemable Preferred Stock, no par value, to an officer as compensation for future service. The Series B Redeemable Preferred Stock had no voting rights. At its discretion, the Board of Directors could declare dividends on shares of Series B Redeemable Preferred Stock. Upon liquidation or dissolution, after payment in full of the liquidation preferences to holders of Series A Redeemable and Convertible Preferred Stock, the holder of Series B Redeemable Preferred Stock was entitled to the redemption value of the shares plus all accrued and unpaid dividends. Under the terms of the officer's employment agreement, the shares vested ratably over a period of six years. On December 9, 1996, the employment agreement was modified whereby all 200,000 shares became fully vested on January 1, 1997. Under the terms of the amendment, 80,000 shares became redeemable at a price of $5 per share on January 1, 1997. The remaining 120,000 shares became redeemable at a price of $5 per share on the earlier of the closing of a Qualified Public Offering of the Company's stock, or if no such Qualified Public Offering has occurred, 60,000 shares in each of December 2000 and 2001. The Series B Redeemable Preferred Stock was recorded at its redemption price of $5 per share with a corresponding charge to shareholders' equity (deficit) for deferred compensation. Pursuant to the amendment, deferred compensation of $1,000,000 was fully amortized to expense in 1996. In 1997, the Series B Redeemable Preferred Stock was fully redeemed by the Company.

NOTE 9. STOCK OPTION AND PURCHASE PLANS:

    On December 9, 1996, the Company adopted an employee stock purchase plan (the "ESPP"), through which employees of the Company may participate in stock ownership of the Company. Shares of common stock reserved for the ESPP total 250,000. Employees of the Company who customarily work more than five months out of the calendar year and a minimum of 20 hours per week are eligible to participate in the ESPP. Participants shall become ineligible if employment with the Company terminates or the participant owns greater than 5% of the combined voting power or value of all classes of stock of the Company. The price of shares purchased under the ESPP is the lower of 85% of the fair market value of the shares on the first day of each quarterly offering period, or 85% of the fair market value of the shares on the last day of the quarterly offering period. Under the ESPP, the ESPP administrator will administer and interpret all rules and regulations applicable to the ESPP. Pursuant to the ESPP, 12,792 shares were issued at a weighted average price of $9.13 per share in 1997 for the first three quarters of 1997, and 3,300 shares will be issued in 1998 for the fourth quarter of 1997. No shares were issued pursuant to the ESPP in 1996.

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

    The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation." The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

                            APEX PC SOLUTIONS, INC.

NOTE 9. STOCK OPTION AND PURCHASE PLANS: (CONTINUED)

Information regarding activity of the option Plan is as follows:

                                                                                                  WEIGHTED AVERAGE
                                                                                        SHARES     EXERCISE PRICE
                                                                                       ---------  -----------------
Options outstanding, January 1, 1995.................................................     --             --
Options granted December 29, 1995....................................................    705,880      $    0.18
                                                                                       ---------
Options outstanding, December 31, 1995...............................................    705,880           0.18
Options granted February 1996........................................................    405,000           0.18
Options granted June 1996............................................................    106,000           0.18
Options granted September 1996.......................................................    103,000           0.18
Options granted October 1996.........................................................     24,000           0.50
Options exercised....................................................................   (660,016)          0.19
                                                                                       ---------
Options outstanding, December 31, 1996...............................................    683,864           0.19
Options granted January 1997.........................................................     24,000           2.10
Options granted February 1997........................................................     22,000           9.00
Options granted June 1997............................................................    221,700          18.75
Options granted October 1997.........................................................     81,250          23.63
Options cancelled....................................................................     (2,000)          9.00
Options exercised....................................................................    (11,576)          0.18
                                                                                       ---------
Options outstanding, December 31, 1997...............................................  1,019,238           6.31
                                                                                       ---------
                                                                                       ---------
Options available for grant at December 31, 1997.....................................    470,930
                                                                                       ---------         ------
                                                                                       ---------         ------
Weighted average fair value of options granted in 1997 whose exercise price was equal
  to the fair value of the stock on the date of grant................................                 $   12.12
                                                                                                         ------
                                                                                                         ------
Weighted average fair value of options granted in 1997 whose exercise price was less
  than the fair value of the stock on the date of grant..............................                 $    5.10
                                                                                                         ------
                                                                                                         ------

    No compensation expense has been recorded for options granted in December 1995, February 1996 and, June 1996, because the options granted during these periods were for prices equal to the fair value of the related shares, based on the price of the shares of common stock purchased by investors in December 1995 (see Note 1) and independent appraisals of the Company's common stock. For options issued in September and October 1996, and January 1997, deferred compensation expense of $32,574, $138,000 and $99,600, respectively, was recorded in the amounts of the excess of the values of the underlying common stock based on an independent appraisal, over the option prices. Vesting of 25% of the options granted in September 1996 was accelerated in October 1996. In addition, 50% of the options granted in October 1996 were immediately exercisable. Remaining options granted in September and October 1996 vest over four years. Deferred compensation expense is amortized as the related options vest or become exercisable. No compensation expense has been recorded for options granted in February, June and October 1997 because the options granted during these periods were for prices equal to the fair value of the related shares, based on the closing sales price on the date of the grant.

    The following table summarizes information about fixed-price options outstanding at December 31, 1997:

                      NUMBER OF   WEIGHTED AVERAGE    NUMBER OF
 WEIGHTED AVERAGE      OPTIONS       REMAINING         OPTIONS
  EXERCISE PRICES    OUTSTANDING  CONTRACTUAL LIFE   EXERCISABLE
-------------------  -----------  ----------------  -------------
     $    0.18          660,288         8 Years          17,340
          0.50           12,000         9 Years          --
          2.10           24,000         9 Years          --
          9.00           20,000         9 Years          --
         18.75          221,700         9 Years          --
         23.63           81,250        10 Years           4,166
                     -----------                         ------
                      1,019,238                          21,506
                     -----------                         ------
                     -----------                         ------

                            APEX PC SOLUTIONS, INC.

NOTE 9. STOCK OPTION AND PURCHASE PLANS: (CONTINUED)

    The following table presents net income and per share amounts as if the Company accounted for compensation expense related to stock options and the ESPP under the fair value method prescribed by SFAS 123 for the years ended December 31:

                                                                  1997        1996       1995
                                                              -----------  ---------- ----------
Net income as reported (pro forma for 1995).................. $10,327,069  $3,607,723 $2,343,515
                                                              -----------  ---------- ----------
                                                              -----------  ---------- ----------
Net income pro forma.........................................  $9,954,750  $3,476,338 $2,343,515
                                                               ----------  ---------- ----------
                                                               ----------  ---------- ----------
Basic earnings per share as reported (pro forma for 1995)....  $     0.87  $     0.63  $    0.29
                                                               ----------  ----------  ---------
                                                               ----------  ----------  ---------
Diluted earnings per share as reported (pro forma for
  1995)......................................................  $     0.82  $     0.43  $    0.29
                                                               ----------  ----------  ---------
                                                               ----------  ----------  ---------
Basic earnings per share pro forma...........................  $     0.84  $     0.60  $    0.29
                                                               ----------  ----------  ---------
                                                               ----------  ----------  ---------
Diluted earnings per share pro forma.........................  $     0.79  $     0.42  $    0.29
                                                               ----------  ----------  ---------
                                                               ----------  ----------  ---------

    The fair value of each option granted in 1997 was estimated on the date of grant using the Black-Scholes single option method. For options granted prior to 1997 the fair value of each option granted was estimated on the date of grant using the minimum value method. The following weighted average assumptions were used for grants in 1997, 1996 and 1995:

                                                                               1997         1996           1995
                                                                             ---------  -------------  -------------
Assumption:
Risk free interest rate....................................................  5.98%      5.38% to 6.77% 5.38% to 6.77%
Expected holding period....................................................  5 years    10 years       10 years
Dividend yield.............................................................  0.0%       0.0%           0.0%
Expected volatility........................................................  70.0%      0.0%           0.0%

NOTE 10. INCOME TAXES:

    The Company's status as an S Corporation was automatically terminated on October 31, 1995 as a result of the sale by the former sole shareholder of stock to an entity that is not eligible to be a shareholder in a subchapter S Corporation. For the period from January 1, 1995 through October 31, 1995 the former sole shareholder was taxed on the Company's taxable income. The sole shareholder of the Company for the periods in which the Company was taxed as an S Corporation has agreed to indemnify and hold the Company harmless from any federal or state income tax liability, including interest and penalties (if any), resulting from the Company failing to qualify as an S Corporation from inception through October 31, 1995.

    For the income earned after the termination of its status as an S Corporation, the Company will provide for income taxes under the principles of SFAS No. 109. This statement requires that income taxes be provided for taxes currently due and for expected future tax effects of the temporary differences between the book and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Deferred tax assets are reduced by valuation allowances when management determines that their realization is not likely.

                            APEX PC SOLUTIONS, INC.

NOTE 10. INCOME TAXES: (CONTINUED)

    The significant components of the Company's deferred tax assets and liabilities were as follows on December 31:

                                                                                 1997       1996
                                                                               ---------  ---------
Deferred income tax assets:
  Allowance for doubtful accounts............................................  $ 117,600  $ 114,200
  Inventory capitalization...................................................     52,500     40,400
  Inventory reserve..........................................................     82,300     73,100
  Accrued warranty costs.....................................................    260,800    214,200
  Amortization of deferred compensation......................................      8,000    340,000
  Other accrued liabilities..................................................     33,464     18,800
                                                                               ---------  ---------
    Deferred income tax assets...............................................    554,664    800,700
                                                                               ---------  ---------
Deferred income tax liability:
  Depreciation...............................................................     35,000     16,500
                                                                               ---------  ---------
    Deferred income tax liability............................................     35,000     16,500
                                                                               ---------  ---------
    Net deferred tax asset...................................................  $ 519,664  $ 784,200
                                                                               ---------  ---------
                                                                               ---------  ---------

    Although realization is not assured, management believes that it is more likely than not that all of the net deferred tax asset will be realized through future taxable income.

    The income tax (benefit) provision consisted of the following:

                                                                     YEARS ENDED DECEMBER 31,
                                                                  -------------------------------
                                                                    1997       1996       1995
                                                                 ---------- ----------  ---------
Current......................................................... $4,790,597 $2,592,995  $  --
Deferred........................................................    264,536   (732,200)   (25,000)
Change in tax status............................................     --         --        (27,000)
                                                                 ---------- ----------  ---------
                                                                 $5,055,133 $1,860,795  $ (52,000)
                                                                 ---------- ----------  ---------
                                                                 ---------- ----------  ---------

    Reconciliations of the effective income tax rate on income before taxes with the Federal statutory rates of 35% for 1997 and 34% for 1996 and 1995 were as follows:

                                                                                     YEARS ENDED DECEMBER 31,
                                                                               -------------------------------------
                                                                                  1997         1996         1995
                                                                                  -----        -----        -----
Statutory Rate...............................................................        35.0%        34.0%        34.0%
Tax benefit of foreign sales corporation.....................................        (1.4)      --           --
Tax rate difference on income under $10,000,000..............................        (0.6)      --           --
Change in tax status:
  Effect of earnings attributable to S Corporation shareholder...............      --           --            (35.0)
  Effect of establishment of deferred taxes..................................      --           --             (0.8)
Other........................................................................        (0.1)      --              0.3
                                                                                      ---          ---          ---
Effective tax rate...........................................................        32.9%        34.0%        (1.5)%
                                                                                      ---          ---          ---
                                                                                      ---          ---          ---

    In accordance with generally accepted accounting principles, tax benefits realized upon exercise of common stock options of $98,803 and $56,002 for the years ended December 31, 1997 and 1996, respectively, have been accounted for as an increase to shareholders' equity (deficit).

NOTE 11. SUBSEQUENT EVENTS:

    On February 24, 1998 the Company signed an agreement for a five-year lease of approximately 117,000 square feet in an industrial office building being built in Redmond, Washington, for scheduled occupancy by the Company in February 1999. The initial base rent under this lease is approximately $90,000 per month, plus taxes, insurance and maintenance.

    On February 25, 1998, the Company filed complaints for infringement of U.S. Patent Number 5,721,842 in United States District Court for the Western District of Washington at Seattle against Cybex Computer Products Corporation and Rose Electronics. This litigation, and any other litigation relating to the Company's intellectual property to which the Company becomes a party, is subject to numerous risks and uncertainties, and there can be no assurance that the Company will be successful in any such litigation. This litigation or other litigation by or against

                            APEX PC SOLUTIONS, INC.

NOTE 11. SUBSEQUENT EVENTS: (CONTINUED)

the Company could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation results in a favorable determination for the Company. In the event of an adverse result in this litigation or any other such litigation, the Company could be required to pay substantial damages, suspend or cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to the infringing technology.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

EXECUTIVE OFFICERS AND DIRECTORS

    The executive officers and directors of the Company, and their ages, as of December 31, 1997 are as follows:

NAME                                               AGE                        POSITION
---------------------------------------------      ---      ---------------------------------------------

Kevin J. Hafer...............................          40   President, Chief Executive Officer and
                                                            Director

Douglas A. Bevis.............................          52   Vice President, Chief Financial Officer and
                                                            Secretary

Christopher L. Sirianni......................          43   Vice President, Sales and Marketing

Sterling Crum................................          43   Director

Jeffrey T. Chambers..........................          43   Director

William McAleer..............................          46   Director

Edwin L. Harper..............................          53   Director

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

    William McAleer has served as a Director of the Company since June 1996. Mr. McAleer is currently Managing Director of Voyager Capital, which provides venture financing to private information technology companies. From 1988 through 1994, he was Vice President Finance, Chief Financial Officer and Secretary with Aldus Corporation, a publicly held software company. Prior to joining Aldus, he was Vice President, Finance and Administration from 1987 to 1988 of Ecova Corporation and also served as a Vice President with Westin Hotels Company from 1984 through 1987. Mr. McAleer is also a Director of Endura Software Corporation, Primus Communications Corporation and Truevision, Inc.

    Edwin L. Harper has served as a Director of the Company since October 1996. Since June 1996 Mr. Harper has served as President and Chief Executive Officer of SyQuest Technology, a computer hardware company. From July 1993 to June 1996 Mr. Harper was employed as President and Chief Executive Officer of ComByte, Inc., and from June 1988 to May 1993 Mr. Harper served in various capacities, including President and Chief Executive Officer, at Colorado Memory Systems, Inc. Mr. Harper is also a Director of SyQuest Technology and Network Associates, a network security management company.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership of, and transactions in, the Company's securities with the Securities and Exchange Commission and The Nasdaq Stock Market, Inc. Such directors, executive officers and ten-percent shareholders are also required to furnish the Company with copies of all Section 16(a) forms that they file.

    Based solely on its review of the copies of such forms received by the Company, or written representations from certain reporting persons, the Company believes that during fiscal 1997, all Section 16(a) filing requirements applicable to its directors, executive officers and ten-percent shareholders were complied with, except that (i) Kevin J. Hafer, the Company's President, CEO and a director, filed one report relating to the sale of shares in connection with the Company's IPO late, (ii) Sterling Crum, a director, filed one report relating to the sale of shares in connection with the Company's IPO late, (iii) Britannia Holdings, Ltd., a ten-percent shareholder, filed one report relating to the sale of shares in connection with the Company's IPO late, (iv) Douglas A. Bevis, the Company's Chief Financial Officer, filed one report relating to a stock purchase late, and (v) Edwin L. Harper, a director, filed one report relating to a stock purchase late.

ITEM 10. EXECUTIVE COMPENSATION.

    SUMMARY COMPENSATION TABLE. The following table summarizes all compensation earned by the Company's Chief Executive Officer and by the Company's other most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 (collectively, the "Named Executive Officers") for services rendered in all capacities during the fiscal years ended December 31, 1997 and 1996.

                                                                                                LONG-TERM
                                                                          ANNUAL COMPENSATION  COMPENSATION
                                                                          -------------------- ------------

                                                                                                   STOCK       ALL OTHER
NAME AND PRINCIPAL POSITION                                      YEAR      SALARY      BONUS      OPTIONS    COMPENSATION
-------------------------------------------------------------  ---------  ---------  ---------  -----------  -------------

Kevin J. Hafer...............................................       1997  $ 200,000  $ 167,500(1)    160,250  $    10,119(2)
President and Chief Executive Officer                               1996  $ 157,692  $ 164,707(3)     24,000  $ 1,009,619(2)

Christopher L. Sirianni......................................       1997  $ 145,000  $ 108,750(4)     22,000  $   292,422(5)
Vice President, Sales and Marketing                                 1996  $  89,123  $ 148,396(6)    132,000  $     4,456(5)

Douglas A. Bevis.............................................       1997  $ 120,000  $  60,000(7)     17,000  $     4,385(8)
Vice President and Chief Financial Officer

------------------------------

(1) Includes $150,000 in bonus earned in 1997 and paid in 1998.

(2) Includes $1,000,000 related to the vesting of Series B Redeemable Preferred Stock in 1996, which was paid in 1997. Also represents matching contributions in the aggregate amounts of $8,000 and $7,500 made by the Company in 1997 and 1996, respectively, to its 401(k) Profit Sharing Plan and Trust on behalf of Mr. Hafer and premium payments in the aggregate amount of $2,119 and $2,119 paid by the Company in 1997 and 1996, respectively, towards Mr. Hafer's life insurance policy.

(3) Includes $80,000 bonus earned in 1996 and paid in 1997.

(4) Bonus earned in 1997 and paid in 1998.

(5) Represents matching contributions in the aggregate amounts of $8,000 and $4,456 made by the Company in 1997 and 1996, respectively, to its 401(k) Profit Sharing Plan and Trust on behalf of Mr. Sirianni, and $284,422 in compensation related to the exercise of stock options by Mr. Sirianni in 1997.

(6) Includes $54,894 bonus earned in 1996 and paid in 1997.

(7) Includes $15,000 bonus earned in 1997 and paid in 1998.

(8) Represents matching contributions made by the Company in 1997 to its 401(k) Profit Sharing Plan and Trust on behalf of Mr. Bevis.

    OPTION GRANTS IN LAST FISCAL YEAR. The following table sets forth certain information with respect to individual grants to the Named Executive Officers of options to purchase Common Stock of the Company made during the fiscal year ended December 31, 1997:

                                                                                                             POTENTIAL REALIZED
                                                                                                                  VALUE AT
                                                                                                            ASSUMED ANNUAL RATES
                                                                                                                     OF
                                                                                                                STOCK PRICE
                                                                                                              APPRECIATION FOR
                                                                                                                OPTION TERM
                                                                                                           --------------------
                                  NUMBER OF SECURITIES     % OF TOTAL OPTIONS      EXERCISE
                                   UNDERLYING OPTIONS     GRANTED TO EMPLOYEES     PRICE PER   EXPIRATION
NAME                                   GRANTED(#)            IN FISCAL YEAR          SHARE        DATE         5%         10%
--------------------------------  ---------------------  -----------------------  -----------  -----------  ---------- ----------

Kevin J. Hafer..................           79,000                    22.6%         $   18.75      6/19/07   $  931,540  $2,360,731

                                           81,250                    23.3%         $   23.63     10/27/07   $1,207,183  $3,059,238

Christopher L. Sirianni.........           22,000                     6.3%         $   18.75      6/19/07   $  259,419  $  657,419

Douglas A. Bevis................           17,000                     4.9%         $   18.75      6/19/07   $  200,460  $  508,005

    AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES. The following table sets forth information with respect to option exercises during the fiscal year ended December 31, 1997 by the Named Executive Officers and 1997 year-end option values:

                                       VALUE REALIZED        NUMBER OF SECURITIES
                                        (MARKET PRICE            UNDERLYING               VALUE OF UNEXERCISED
                   NUMBER OF SHARES          AT         UNEXERCISED OPTIONS AT FISCAL     IN-THE-MONEY OPTIONS
                       ACQUIRED         EXERCISE LESS             YEAR END                 AT FISCAL YEAR END
NAME                  ON EXERCISE      EXERCISE PRICE)   (EXERCISABLE/UNEXERCISABLE)   (EXERCISABLE/UNEXERCISABLE)(1)
----------------  -------------------  ---------------  -----------------------------  ---------------------------

Kevin J.
  Hafer.........          --                 --                 4,171/481,115                 $110/$7,398,211

Christopher L.
  Sirianni......          11,576          $284,422(2)                0/88,000                   --/$1,522,373

Douglas A.
  Bevis.........          --                 --                 4,294/89,958              $94,208/$1,658,172

------------------------------

(1) Based upon the fair market value of the Company's Common Stock at fiscal year end of $22.13 per share less the exercise price payable for such shares.

(2) Based upon the net sales price received on August 7, 1997 of $24.57 per share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth as of February 27, 1998 certain information with respect to the ownership of the Common Stock of the Company by (i) each person (or group of affiliated persons) known by the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock, (ii) each director of the Company, (iii) each of the Company's executive officers named under "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act Executive Officers and Directors" and (iv) all executive officers and directors of the Company as a group. Unless otherwise noted, each person or group identified possesses sole voting and investment power with respect to such shares, subject to community property laws, where applicable.

NAME OF BENEFICIAL OWNER(1)                                                                   SHARES     PERCENTAGE
-------------------------------------------------------------------------------------------  ---------  -------------

Sterling Crum(2)...........................................................................  1,873,666         13.9%

Pilgrim Baxter & Associates, Ltd...........................................................  1,349,800         10.0
  825 Duportail Road
  Wayne, PA 19087

Britannia Holdings Limited.................................................................    942,500          7.0
  P.O. Box 556
  Main Street
  Charleston, Nevis

TA Group(3)................................................................................    806,920          6.0
  c/o TA Associates, Inc.
  125 High Street
  High Street Tower, Suite 2500
  Boston, MA 02110

Kevin J. Hafer(4)..........................................................................    282,421          2.1

Christopher L. Sirianni(5).................................................................     56,500        *

Douglas A. Bevis(6)........................................................................     40,295        *

Jeffrey T. Chambers(7).....................................................................     36,913        *

Edwin L. Harper(8).........................................................................     15,266        *

William McAleer(9).........................................................................     11,666        *

All directors and executive officers as a group (7 persons)(10)............................  2,316,727         17.1%

------------------------------

*   Less than 1%.

(1) Except as set forth herein the address of the directors and executive officers set forth in the table is the address of the Company, 20031 142nd Avenue, N.E., Woodinville, Washington 98072.

(2) Includes 942,500 shares beneficially owned by Britannia Holdings Limited ("Britannia"), whose sole shareholder is The Duvall Trust, an irrevocable trust for the benefit of Mr. Crum and certain members of his family. Mr. Crum disclaims beneficial ownership with respect to all of such 942,500 shares. Also includes 2,666 shares of Common Stock issuable upon exercise of stock options currently exercisable or becoming exercisable within 60 days at $0.18375 per share. Also includes 928,500 shares beneficially owned by the Crum Family Trust, a revocable trust for the benefit of Mr. Crum and certain members of his family.

(3) Includes (i) 658,883 shares of Common Stock owned by Advent Atlantic and Pacific II L.P., (ii) 120,118 shares of Common Stock owned by Advent New York L.P., (iii) 22,983 shares of Common Stock owned by TA Associates VII L.P., (iv) 2,468 shares of Common Stock owned by TA Associates, Inc. and (v) 2,468 shares of Common Stock owned by TA Associates Service Corporation. Advent Atlantic and Pacific II L.P., Advent New York L.P., TA Associates VII L.P., TA Associates, Inc. and TA Associates Service Corporation are part of an affiliated group of investment partnerships and corporations referred to, collectively, as the TA Group. The general partner of Advent Atlantic and Pacific II L.P. is TA Associates AAP II Partners L.P. The general partner of Advent New York L.P. is TA Associates VI L.P. The general partner of each of TA Associates VII L.P., TA Associates AAP II Partners L.P. and TA Associates VI L.P. is TA Associates, Inc. TA Associates Service Corporation, whose sole shareholder is TA Associates, Inc., is a limited partner in TA Associates VII L.P. TA Associates, Inc. exercises sole voting and investment power with respect to all of the shares held of record by the named investment partnerships and corporations. Individually, no stockholder, director or officer of TA Associates, Inc. is deemed to have or share such voting or investment power.

    Principals and employees of TA Associates, Inc. (including Mr. Chambers, a director of the Company) may be deemed to share voting and investment power with respect to the shares of Common Stock held of record by the TA Group. Mr. Chambers disclaims beneficial ownership of all such shares.


(4) Includes 62,536 shares of Common Stock issuable upon exercise of stock options currently exercisable or becoming exercisable within 60 days at a weighted average exercise price of $4.87 per share.

(5) Includes 5,500 shares of Common Stock issuable upon exercise of stock options becoming exercisable within 60 days at $0.18375 per share.

(6) Includes 12,877 shares of Common Stock issuable upon exercise of stock options currently exercisable or becoming exercisable within 60 days at $0.18375 per share.

(7) Includes 14,666 shares of Common Stock issuable upon exercise of stock options currently exercisable or becoming exercisable within 60 days at $0.18375 per share, of which Mr. Chambers disclaims beneficial ownership. Does not include any shares beneficially owned by the members of the TA Group, of which Mr. Chambers disclaims beneficial ownership.

(8) Includes 2,666 shares of Common Stock issuable upon exercise of stock options currently exercisable or becoming exercisable within 60 days at $0.18375 per share.

(9) Includes 2,666 shares of Common Stock issuable upon exercise of stock options currently exercisable or becoming exercisable within 60 days at $0.18375 per share.

(10) Includes 103,577 shares of Common Stock issuable upon exercise of stock options currently exercisable or becoming exercisable within 60 days at a weighted average exercise price of $3.01 per share. Also includes 942,500 shares held by Britannia. See Notes (2), (4), (5), (6), (7), (8) and (9) above.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits.

  EXHIBIT
  NUMBER                                                EXHIBIT DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------------------

       3.1   Amended and Restated Articles of Incorporation. (Incorporated by reference to the Company's Registration
             Statement on Form SB-2 (Registration No. 333-17753).)

       3.2   Amended and Restated Bylaws. ( Incorporated by reference to the Company's Registration Statement on Form
             SB-2 (Registration No. 333-31697).)

       4.1   See Article III of Exhibit 3.1 and Articles II, IV and IX of Exhibit 3.2

      10.1   Registration Rights Agreement dated December 29, 1995. (Incorporated by reference to the Company's
             Registration Statement on Form SB-2 (Registration No. 333-17753).)

      10.2   S Corporation Indemnification Agreement dated December 29, 1995. (Incorporated by reference to the
             Company's Registration Statement on Form SB-2 (Registration No. 333-17753).)

    10.3.1   Employment Agreement dated December 29, 1995 by and between the Company and Kevin J. Hafer. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration No. 333-17753).)

    10.3.2   First Amendment to Employment Agreement dated December 1996 by and between the Company and Kevin J.
             Hafer. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration No.
             333-31697).)

      10.4   Credit Agreement dated December 28, 1995 by and between the Company and U.S. Bank of Washington, National
             Association. (Incorporated by reference to the Company's Registration Statement on Form SB-2
             (Registration No. 333-17753).)

    10.5.1   Lease Agreement dated March 22, 1995 by and between the Company and Christopher L. Clark. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration No. 333-17753).)

  EXHIBIT
  NUMBER                                                EXHIBIT DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------------------
    10.5.2   Second Amendment to Lease dated March 13, 1997 by and between the company and Christopher L. Clark
             (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration No.
             333-31697).)

      10.6   Purchase Agreement dated September 19, 1994 by and between the Company and Compaq Computer Corporation.
             (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration No.
             333-31697).)+

      10.7   Private Label Agreement dated September 8, 1994 by and between the Company and Wright Line, Inc.
             (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration No.
             333-17753).)+

      10.8   Form of the Company's Proprietary Information and Noncompetition Agreement. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration No. 333-17753).)

      10.9   1995 Employee Stock Plan. (Incorporated by reference to the Company's Registration Statement on Form SB-2
             (Registration No. 333-17753).)

     10.10   Form of Nonstatutory Stock Option Letter Agreement related to 1995 Employee Stock Plan. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration No. 333-17753).)

     10.11   Employee Stock Purchase Plan. (Incorporated by reference to the Company's Registration Statement on Form
             SB-2 (Registration No. 333-17753).)

     10.12   Letter Agreements dated October 16, 1996 and October 24, 1996 by and between the Company and Pioneer-
             Standard Electronics, Inc. (Incorporated by reference to the Company's Registration Statement on Form
             SB-2 (Registration No. 333-17753).)+

     10.13   Stock and Subordinated Note Purchase Agreement dated December 29, 1995. (Incorporated by reference to the
             Company's Registration Statement on Form SB-2 (Registration No. 333-17753).)

     10.14   Class A Subordinated Promissory Notes dated December 29, 1995. (Incorporated by reference to the
             Company's Registration Statement on Form SB-2 (Registration No. 333-17753).)

     10.15   Class B Subordinated Promissory Note dated December 29, 1995. (Incorporated by reference to the Company's
             Registration Statement on Form SB-2 (Registration No. 333-17753).)

     10.16   Business Loan Agreement dated March 27, 1997 by and between the Company and U.S. Bank of Washington,
             National Association (Incorporated by reference to the Company's Registration Statement on Form SB-2
             (Registration No. 333-31697).)

      21.1   Subsidiaries of Registrant (Incorporated by reference to the Company's Registration Statement on Form
             SB-2 (Registration No. 333-31697).)

      24.1   Power of Attorney (set forth on pages 36 and 37 and incorporated herein by reference).

      27.1   Financial Data Schedule

      27.2   Financial Data Schedule


------------------------------

+   Portions of these agreements are subject to confidential treatment.

    (b) Reports on Form 8-K.

    None.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                APEX PC SOLUTIONS, INC.

                                By:  /s/ Kevin J. Hafer
                                     ------------------------------------------
                                     Kevin J. Hafer
                                     PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                     Date: March 30, 1998

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

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                President and Chief
      /s/ KEVIN J. HAFER          Executive Officer and
------------------------------    Director                    March 30, 1998
        Kevin J. Hafer            (Principal Executive
                                  Officer)

                                Vice President, Chief
     /s/ DOUGLAS A. BEVIS         Financial Officer
------------------------------    (Principal Financial and    March 30, 1998
       Douglas A. Bevis           Accounting Officer)

   /s/ JEFFREY T. CHAMBERS
------------------------------  Director                      March 30, 1998
     Jeffrey T. Chambers

      /s/ STERLING CRUM
------------------------------  Director                      March 30, 1998
        Sterling Crum

      /s/ FRANZ FICHTNER
------------------------------  Director                      March 30, 1998
        Franz Fichtner

     /s/ EDWIN L. HARPER
------------------------------  Director                      March 30, 1998
       Edwin L. Harper

     /s/ WILLIAM MCALEER
------------------------------  Director                      March 30, 1998
       William McAleer