Form 10-Q
period 1998-03-27
APEX PC SOLUTIONS INC
filed 1998-05-11
CIK 1027278

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 27, 1998 or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period from __________ to __________


Commission file number:  000-21959


                              APEX PC SOLUTIONS, INC.
               (Exact Name of Registrant as Specified in Its Charter)

                Washington                          91-1577634
     (State or Other Jurisdiction of   (I.R.S. Employer Identification Number)
      Incorporation or Organization)

       20031 142nd Avenue, N.E.
       Woodinville, Washington                        98072
   (Address of Principal Executive Offices)         (Zip Code)

                                    425-402-9393
                (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant has (1) filed all reports, required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

[X]Yes  [_] No


     As of April 30, 1998, the number of outstanding shares of the Company's Common Stock was 13,452,928.

                               APEX PC SOLUTIONS, INC.
                                      FORM 10-Q
                                    MARCH 27, 1998

                                        INDEX

                                                                              Page(s)
                                                                              -------
Part I   Financial Information
         Item 1. Financial Statements
                 Consolidated Statements of Operations (unaudited) for the
                    Quarters Ended March 27, 1998 and March 28, 1997               3
                 Consolidated Balance Sheets at March 27, 1998 (unaudited)
                    and December 31, 1997                                          4
                 Condensed Consolidated Statements of Cash Flows (unaudited)
                    for the Quarters Ended March 27, 1998 and March 28, 1997       5
                 Notes to Consolidated Financial Statements (unaudited)          6-7
         Item 2. Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                    7-12

Part II   Other Information
          Item 1.   Legal Proceedings                                             13
          Item 6.   Exhibits and Reports on form 8-K                              13

Signatures                                                                        14

                        PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           APEX PC SOLUTIONS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                  FOR THE QUARTER ENDED
                                                                                         MARCH 27,                       MARCH 28,
                                                                                           1998                            1997
                                                                                         ----------                     ----------
                                                                                        (UNAUDITED)                     (UNAUDITED)
Net sales                                                                               $15,703,657                     $11,586,883
Cost of sales                                                                             8,327,476                       6,382,677
                                                                                         ----------                      ----------
     Gross profit                                                                         7,376,181                       5,204,206
                                                                                         ----------                      ----------

Research and development                                                                    646,370                         441,794
Sales and marketing                                                                       1,210,236                         885,727
General and administrative                                                                1,057,703                         780,781
                                                                                         ----------                      ----------
     Total operating expenses                                                             2,914,309                       2,108,302
                                                                                         ----------                      ----------

     Income from operations                                                               4,461,872                       3,095,904

Interest income (expense), net                                                              566,856                        (240,403)
Other income                                                                                      -                         146,324
                                                                                         ----------                      ----------
Income from operations before income taxes and
  Extraordinary item                                                                      5,028,728                       3,001,825

Provision for income taxes                                                                1,684,624                       1,025,500
                                                                                         ----------                      ----------

Income before extraordinary item                                                          3,344,104                       1,976,325

Extraordinary item -- loss on early extinguishment of debt,
  net of applicable income tax benefit of $72,511                                                 -                        (140,763)
                                                                                         ----------                      ----------

Net income                                                                              $ 3,344,104                     $ 1,835,562
                                                                                         ----------                      ----------
                                                                                         ----------                      ----------

Per share amounts:
     Basic:
        Income before extraordinary item                                                $      0.25                     $      0.22
        Extraordinary item                                                                        -                           (0.01)
                                                                                         ----------                      ----------
        Net income                                                                      $      0.25                     $      0.21
                                                                                         ----------                      ----------
                                                                                         ----------                      ----------

     Diluted:
        Income before extraordinary item                                                $      0.24                     $      0.18
        Extraordinary item                                                                        -                           (0.01)
                                                                                         ----------                      ----------
        Net income                                                                      $      0.24                     $      0.17
                                                                                         ----------                      ----------
                                                                                         ----------                      ----------

Weighted average shares used in computing net income per share:
     Basic                                                                               13,437,982                       8,837,027
                                                                                         ----------                      ----------
                                                                                         ----------                      ----------
     Diluted                                                                             13,965,831                      10,634,477
                                                                                         ----------                      ----------
                                                                                         ----------                      ----------

        See notes accompanying these consolidated financial statements.

                           APEX PC SOLUTIONS, INC.
                         CONSOLIDATED BALANCE SHEETS

                                                                                         MARCH 27,                     DECEMBER 31,
                                                                                           1998                            1997
                                                                                        ----------                     ----------
                                                                                       (UNAUDITED)
ASSETS

Current assets:
   Cash and cash equivalents                                                           $ 9,910,310                    $11,824,978
   Investments                                                                          34,062,551                     27,878,683
   Accounts receivable, net of allowance for doubtful
     accounts                                                                           10,338,922                      9,843,716
   Inventories                                                                           3,011,906                      2,918,119
   Interest receivable                                                                     518,070                        378,730
   Prepaid expenses                                                                        505,393                        243,741
   Deferred tax assets                                                                     569,000                        554,664
                                                                                        ----------                     ----------
     Total current assets                                                               58,916,152                     53,642,631
                                                                                        ----------                     ----------
Property and equipment, at cost:

   Leasehold improvements                                                                  145,937                        145,937
   Furniture and office equipment                                                          497,935                        500,281
   Computer and other equipment                                                            659,331                        655,581
                                                                                        ----------                     ----------
                                                                                         1,303,203                      1,301,799
   Less accumulated depreciation                                                           518,565                        432,847
                                                                                        ----------                     ----------
                                                                                           784,638                        868,952
                                                                                        ----------                     ----------
Investments                                                                                742,858                        741,538
                                                                                        ----------                     ----------
Other assets                                                                               107,825                         17,672
                                                                                        ----------                     ----------
Total assets                                                                           $60,551,473                    $55,270,793
                                                                                        ----------                     ----------
                                                                                        ----------                     ----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                    $ 1,034,913                    $   326,619
   Accrued wages and commissions                                                           442,328                        791,062
   Accrued warranty costs                                                                  745,000                        745,000
   Accrued income taxes                                                                  1,594,953                              -
   Other accrued expenses                                                                  538,974                        634,765
                                                                                        ----------                     ----------
     Total current liabilities                                                           4,356,168                      2,497,446
Deferred taxes                                                                              39,000                         35,000
                                                                                        ----------                     ----------
Total liabilities                                                                        4,395,168                      2,532,446
                                                                                        ----------                     ----------

Commitments and contingencies

Shareholders' equity:
   Preferred stock, 1,000,000 shares authorized; no shares
     issued and outstanding                                                                      -                              -
   Common stock, no par value; 100,000,000 shares
     authorized; 13,438,159 and 13,434,384 shares issued
     and outstanding, respectively                                                      62,078,642                     62,014,406
   Deferred compensation                                                                  (158,513)                      (168,131)
   Retained earnings (deficit)                                                          (5,763,824)                    (9,107,928)
                                                                                        ----------                     ----------
     Total shareholders' equity                                                         56,156,305                     52,738,347
                                                                                        ----------                     ----------
Total liabilities and shareholders' equity                                             $60,551,473                    $55,270,793
                                                                                        ----------                     ----------
                                                                                        ----------                     ----------

        See notes accompanying these consolidated financial statements.

                           APEX PC SOLUTIONS, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   FOR THE QUARTER ENDED
                                                                                          MARCH 27,                      MARCH 28,
                                                                                             1998                          1997
                                                                                         ------------                   ----------
                                                                                          (UNAUDITED)                   (UNAUDITED)

Net cash provided by operating activities                                                $  4,207,688                   $3,152,325
                                                                                         ------------                   ----------

Cash flows from investing activities:
   Purchases of investments                                                               (16,568,702)                           -
   Maturities of investments                                                               10,383,514                            -
   Purchases of property and equipment                                                         (1,404)                     (94,891)
                                                                                         ------------                   ----------
     Net cash used in investing activities                                                 (6,186,592)                     (94,891)
                                                                                         ------------                   ----------

Cash flows from financing activities:
   Repayments of long-term debt and capital lease                                                   -                  (25,601,095)
   Proceeds from initial public offering of common stock                                            -                   28,876,161
   Proceeds from issuance of common stock and exercise of
     Common stock options                                                                      64,236                            -
   Redemption of Series B redeemable preferred stock                                                                    (1,000,000)
                                                                                         ------------                   ----------
     Net cash provided by financing activities                                                 64,236                    2,275,066
                                                                                         ------------                    ----------

Net increase (decrease) in cash and cash equivalents                                       (1,914,668)                   5,332,500
Cash and cash equivalents at beginning of period                                           11,824,978                    2,118,887
                                                                                         ------------                   ----------
Cash and cash equivalents at end of period                                               $  9,910,310                   $7,451,387
                                                                                         ------------                   ----------
                                                                                         ------------                   ----------





        See notes accompanying these consolidated financial statements.

                               APEX PC SOLUTIONS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

NOTE 1.   Basis of Presentation

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

          The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Apex PC Solutions, Inc. ("Apex" or the "Company") for the year ended December 31, 1997 and the notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997, on file with the Securities and Exchange Commission.

          The Company reports its annual results based on years ending December
     31. The Company reports its quarterly results for the first three interim periods ending on the last Friday of March, June and September and for the fourth interim period ending on December 31.

          The financial statements of the Company are consolidated and include the accounts of the Company and its wholly-owned subsidiary, Apex PC Solutions, Ltd. (a foreign sales corporation). Significant intercompany transactions and balances have been eliminated.

          The Company has evaluated the impact of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and has determined that its current reporting is in compliance with the statement. The Company has also evaluated the impact of Statement of Financial Accounting No. 131, "Disclosures About Segments of an Enterprise and Related Information" and has determined that its current reporting is in compliance with the statement, and has also determined that the Company's operations consist of only one segment.

Note 2.   Inventories

          Inventories consisted of the following at:

                                               MARCH 27,          DECEMBER 31,
                                                  1998                1997
                                               -------               ------
 Raw materials                                $1,110,048          $  979,438
 Work-in-process                                 975,196             908,815
 Finished goods                                1,161,662           1,264,866
                                              ----------          ----------
                                               3,246,906           3,153,119
 Less reserve for obsolescence                  (235,000)           (235,000)
                                              ----------          ----------
                                              $3,011,906          $2,918,119
                                              ----------          ----------
                                              ----------          ----------

NOTE 3.   Leveraged Recapitalization and Initial Public Offering

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

Note 4.   Follow-On Offering

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

Note 5.   Extraordinary Item

          Because of the early retirement of the long-term bank indebtedness and subordinated promissory notes upon consummation of the Company's IPO, the Company's statement of operations in the first quarter of 1997 reflects an extraordinary loss for the write-off of deferred financing costs of approximately $141,000, net of applicable income taxes.

Note 6.   Other Income

          Other income in the Quarter ended March 28, 1997 includes approximately $136,000 received by the Company in the first quarter of 1997 in connection with the Leveraged Recapitalization.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     THE INFORMATION CONTAINED IN THIS ITEM 2 - "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" CONTAINS FORWARD-LOOKING STATEMENTS AS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS RELATING TO FUTURE NET SALES, FUTURE GROSS MARGINS, FUTURE RESEARCH AND DEVELOPMENT EXPENDITURES, FUTURE SALES AND MARKETING EXPENDITURES, FUTURE GENERAL AND ADMINISTRATIVE EXPENDITURES, BACKLOG AND FUTURE
LIQUIDITY AND CAPITAL RESOURCES.   SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT
TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THIS ITEM 2 - "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND IN THE COMPANY'S ANNUAL REPORT ON
FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1997, ON FILE WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

     The Company designs, manufactures and markets stand-alone switching systems and integrated server cabinet solutions for the client/server computing market. The Company's switching products, including OUTLOOK, OUTLOOK(4) , VIEWPOINT, and EL-40LC, enable network administrators to access multiple servers from one or more centralized keyboard, monitor and mouse configurations ("consoles"), consolidate hardware and provide direct hardwired connections between the switch and the attached servers to facilitate access to servers even when the network is down. The Company also offers integrated server cabinet solutions to consolidate and store heterogeneous servers and related hardware in one or more cabinets to facilitate more efficient physical access and safer performance of hardware maintenance tasks.

     The Company markets and sells its products through a direct sales force and various distribution channels. A substantial portion of the Company's sales are concentrated among a limited number of original equipment manufacturers which purchase the Company's switching systems on a private-label basis. For the quarter ended March 27, 1998, sales to the Company's private-label OEM customers represented 55% of the Company's net sales. The Company's private-label OEM business is subject to risks such as contract termination, reduced or delayed orders, adoption of competing products developed by third parties for the OEM or by the OEM's internal development team, and change in corporate ownership, financial condition, business direction or product mix by the OEM, any of which could have a material adverse effect on the Company's results of operations.
The Company has experienced, and may continue to experience, significant reductions or delays in orders from its private-label OEM customers which have had and may in the future have a material adverse effect on the Company's quarterly sales and operating results. The failure of any of the Company's private-label OEMs to continue to place orders at current or anticipated levels would likely have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company's business and results of operations are becoming more dependent upon the Company's sales of branded switching products to other manufacturers of servers and related networking products, who integrate and sell Apex-brand switches with their own products ("Apex-brand OEMs"). The Company does not have contracts with any of these customers, who are obligated to purchase products from the Company only pursuant to binding purchase orders and could cease doing business with the Company at any time. The Company's business with these customers is subject to risks such as short order cycles and difficulty in predicting sales, reductions or delays in orders, adoption of competing products developed by third parties of the customer or by the customer's own internal development team, and change in corporate ownership, financial condition, business direction or product mix of the customer. The loss of, or material decline in orders from, certain of these customers could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     In general, the Company's sales cycle varies substantially and may be lengthy, making revenues difficult to forecast. The Company has experienced period to period variability in sales to each of its private-label OEM customers and expects this pattern to continue in the future. Although the Company's private-label OEM customers typically place orders for products up to several months prior to scheduled shipment dates, these orders are subject to cancellation up to four to six weeks prior to the scheduled shipment date. The Company generally must plan production, order components and undertake its manufacturing activities prior to the time that these orders become firm. In addition, the Company's private-label OEM customers have in the past requested, and will likely continue to request from time to time, that the Company delay shipment dates or cancel orders for products that are subject to firm orders. Accordingly, sales to private-label OEMs for future quarters are difficult to predict. Moreover, any cancellation, rescheduling or reduction of orders by OEM customers in the future could materially adversely affect the Company's operating results. If the Company succeeds in increasing branded sales (i.e., sales to customers other than private-label OEMs) as a percentage of net sales, the Company's quarterly sales and operating results will become more dependent upon the volume and timing of branded product orders received during the quarter. Because many customers of the Company's branded products (including resellers) typically place orders shortly before their requested shipment date, revenues from branded sales are difficult to forecast. The failure of the Company to accurately forecast the timing and volume of orders for branded products during any given quarter could adversely affect the Company's operating results for such quarter and, potentially, for future periods.

     With recent industry-wide initiatives to reduce all channel inventories and to shorten lead times, trends with Apex's major customers are, generally, to reduce the number of weeks of forward-committed firm orders. As a result of this factor, which currently is affecting the Company's business with certain private-label and Apex-brand OEMs, the Company believes that its sales are becoming more difficult to predict.

     Gross margins may vary significantly from period to period depending on a number of factors, including: the ratio of private-label OEM sales to branded sales, as private-label OEM sales typically have lower gross margins than branded sales; product mix, including the percentage of integrated server cabinet solution sales, which generally have lower gross margins than sales of stand-alone switching systems; raw materials and labor costs; new product introductions by the Company and its competitors; and the level of outsourcing of manufacturing and assembly services by the Company. The Company expects that its gross margins will decline in the future primarily due to increased competition and the introduction of new technologies that may affect the prices of the Company's products. The Company expects that its operating results will be affected by seasonal trends and by general conditions in the server market. The Company believes that it has experienced and will continue to experience some degree of seasonality due to customer buying cycles. The Company believes that the third and fourth quarters generally have higher net sales levels due to customer budgeting and procurement cycles, which correspondingly may depress net sales in other quarters. Because the Company's business and operating results depend to a significant extent on the general conditions in the server market, any adverse change in the server market due to adverse economic conditions, declining capital spending levels or other factors could have a material adverse effect on the Company's business, financial condition and results of operations.

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

RESULTS OF OPERATIONS

     The following table sets forth selected unaudited statement of operations data expressed as a percentage of net sales:

                                                     FOR THE QUARTER ENDED
                                                   MARCH 27,          MARCH 28,
                                                     1998              1997
                                                  ----------         ---------
Net sales........................................     100.0%           100.0%
Cost of sales....................................      53.0             55.1
                                                      -----            -----
Gross margin.....................................      47.0             44.9
                                                      -----            -----
Operating expenses:
     Research and development....................       4.1              3.8
     Sales and marketing.........................       7.7              7.6
     General and administrative..................       6.8              6.8
                                                      -----            -----
          Total operating expenses...............      18.6             18.2
                                                      -----            -----
Income from operations...........................      28.4             26.7
Interest income (expense), net...................       3.6             (2.1)
Other income.....................................         -              1.3
                                                      -----            -----
Income before income taxes and
 extraordinary item.............................       32.0             25.9
Provision for income taxes......................       10.7              8.9
                                                      -----            -----
Income before extraordinary item................       21.3             17.0
Extraordinary item -- loss on early
     extinguishment of debt, net of applicable
     income tax benefit.........................          -             (1.2)
                                                      -----            -----

Net income......................................       21.3%            15.8%
                                                      -----            -----
                                                      -----            -----

     NET SALES. The Company's net sales consist of sales of stand-alone switching systems and integrated cabinet solutions. Net sales increased 36% to $15.7 million for the first quarter of 1998 from $11.6 million for the first quarter of 1997, due to increased demand for Apex-brand products. Apex-brand product sales increased 138% to $7.0 million in the first quarter of 1998 from
$3.0 million a year ago.   Private-label OEM sales and sales of Apex-brand
products represented 55% and 45%, respectively, of net sales for the first quarter of 1998, compared to 74% and 26%, respectively, of net sales for the first quarter of 1997. Any cancellation, rescheduling or reduction of orders by certain of the Company's private-label OEM customers or other major customers could materially adversely affect the Company's future operating results.

     GROSS MARGIN. Gross margin is affected by a variety of factors, including: the ratio of OEM sales to branded sales, as OEM sales typically have lower gross margins than branded sales; product mix, including the percentage of integrated server cabinet solution sales, which generally have lower gross margins than sales of stand-alone switching systems; raw materials and labor costs; new product introductions by the Company and its competitors; and the level of
outsourcing of manufacturing and assembly services by the Company.   Gross
margin increased to 47.0% for the first quarter of 1998 from 44.9% for the first quarter of 1997 due primarily to shifts in the Company's product mix to a larger percentage of higher-margin Apex-brand product sales, and to cost efficiencies at higher levels of production. The Company expects that increased competition may affect pricing and therefore erode the Company's gross margins in the future.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses include compensation for engineers and materials costs and are expensed as they are incurred. Research and development expenses increased to $646,000 for the first quarter of 1998 from $442,000 for the first quarter of 1997. As a percentage of net sales, research and development expenses increased to 4.1% for the first quarter of 1998 from 3.8% for the first quarter of 1997. The increase in absolute dollars and as a percentage of net sales was due primarily to increased project spending and, to a lesser extent, increased compensation expense associated with increased staffing levels. The Company believes that the timely development of innovative products and enhancements to existing products is essential to maintaining its competitive position and, therefore, expects research and development expenditures to increase in absolute dollars.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses include advertising, promotional material, trade show expenses and sales and marketing personnel costs, including sales commissions and travel. Sales and marketing expenses increased to $1.2 million for the first quarter of 1998 from $886,000 for the first quarter of 1997. As a percentage of net sales, sales and marketing expenses increased to 7.7% for the first quarter of 1998 from 7.6% for the first quarter of 1997. The increase in absolute dollars and as a percentage of net sales was due primarily to increased advertising and trade show expenses, including expenses relating to market entry and advertising strategies for Europe and increased compensation expense associated with increased staffing levels. The Company expects sales and marketing expenditures to increase in absolute dollars as it continues its efforts to increase branded sales and international sales.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include personnel costs for administration, finance, human resources and general management, as well as rent, utilities and legal and accounting expenses, and provision for Washington State's gross receipts tax. General and administrative expenses increased to $1.1 million for the first quarter of 1998 from $781,000 for the first quarter of 1997. As a percentage of net sales, general and administrative expenses remained constant at 6.8%. The increase in absolute dollars was due primarily to increased costs relating to the Company's being publicly held and, to a lesser extent, increased occupancy costs associated with the expansion of facilities in mid 1997. The Company expects general and administrative expenses to increase in absolute dollars to support the growth of the operations and sales functions.

     INTEREST INCOME (EXPENSE), NET. Net interest income was $567,000 for the first quarter of 1998, compared to net interest expense of $240,000 for the first quarter of 1997. This $807,000 net change resulted from the elimination of all indebtedness incurred in the Leveraged Recapitalization, as well as the elimination of all long-term bank indebtedness, using the proceeds of the Company's February 1997 IPO, and to interest earned on the approximately $30.3 million of net proceeds from the Company's follow-on offering completed in August 1997.

     PROVISION FOR INCOME TAXES. The provision for income taxes increased to $1.7 million for the first quarter of 1998, from $1.0 million for the first quarter of 1997. The effective federal tax rate declined to approximately 33.5% for the first quarter of 1998 from approximately 34% for the first quarter of 1997 due primarily to the benefits associated with implementing a foreign sales corporation.

     NET INCOME. Net income increased 82% to $3.3 million for the first quarter of 1998 from $1.8 million for the first quarter of 1997 due primarily to increased net sales and related gross profits and, to a lesser extent, to decreased net interest expense. As a percentage of net sales, net income increased to 21.3% for the first quarter of 1998 from 15.8% for the first quarter of 1997 due to the same factors.

BACKLOG

     As of March 27, 1998, the Company's backlog was $10.6 million, compared to $7.9 million at December 31, 1997 and $6.0 million at the end of the first
quarter of 1997.   Backlog consists of purchase orders with delivery dates
scheduled within the next six months.   None of the Company's customers is
obligated to purchase products from the Company except pursuant to binding purchase orders. Generally, purchase orders are subject to cancellation up to eight weeks prior to the scheduled shipment date. Because of the timing of orders and the possibility of customer changes to delivery schedules, the Company's backlog as of any particular date may not be representative of actual sales for any succeeding period. Moreover, with recent industry-wide initiatives to reduce all channel inventories and shorten lead times, the Company views backlog as a less important indicator of future results than may have been the case through 1996.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 27, 1998 the Company's principal sources of liquidity consisted of approximately $44.0 million in cash, cash equivalents and current investments, an increase of $4.3 million from the December 31, 1997 balances. In addition, the Company has a combined line of credit and letter of credit facility with a bank with aggregate borrowing capacity of $5.0 million at prime. Under the line of credit, the Company may borrow up to a specified amount based upon its accounts receivable. Under the letter of credit arrangement, the bank will issue commercial letters of credit up to an aggregate of $5.0 million (less any amounts outstanding under the line of credit). The combined line of credit and letter of credit facility had a maturity date of April 30, 1998. In April 1998, this facility was renewed with an aggregate borrowing capacity of $5.0 million, under the same terms and provides a final maturity date of April 30, 1999. There were no borrowings under the line of credit and the letter of credit facility from January 1, 1996 through April 30, 1998, and all $5.0 million was available

     Cash generated from operating activities increased to $4.2 million for the first quarter of 1998 compared to $3.2 million for the first quarter of 1997. This increase in cash flow was primarily due to increased net income and an increase in accrued income taxes, partially offset by increases in accounts receivable.

     In February 1997, the Company consummated its IPO. The net proceeds to the Company from the IPO were approximately $28.4 million, after deducting $325,399 in offering expenses and approximately $190,000 of directors and officers insurance premium. Of that amount, $20.0 million was used to repay the indebtedness evidenced by the Class A and Class B Subordinated Promissory Notes issued in the Leveraged Recapitalization, approximately $5.6 million was used to repay long-term bank debt incurred by the Company in December 1995, and $600,000 was used to redeem shares of Series B Redeemable Preferred Stock. See Note 3 to Consolidated Financial Statements. After application of the net proceeds of the IPO to the foregoing items, and payment of IPO expenses (including $190,000 of directors and officers insurance premium which was expensed in 1997 as a period cost), the remaining proceeds from the IPO were approximately $2.2 million. Further, in August 1997 the Company completed a follow-on offering, which yielded net proceeds of approximately $30.3 million.

     The Company believes that existing cash and investment balances, cash generated from operations and the funds available to it under credit facilities, together with the remaining proceeds from the IPO and the follow-on offering, will be sufficient to fund its operations for at least the next 12 months.

                             PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

10.17 Lease Agreement dated February 24, 1998, by and between the Company and OPUS NORTHWEST, L.L.C.

11.1      Statement re: Computation of Net Income Per Share

27.1      Financial Data Schedule


ITEMS 2, 3, 4 and 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                      SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        APEX PC SOLUTIONS, INC.
                                        (Registrant)


Date:     May 11, 1998                     /s/  Kevin J. Hafer
                                        -------------------------
                                        Kevin J. Hafer
                                        President and Chief Executive Officer



Date:     May 11, 1998                    /s/  Douglas A. Bevis
                                        --------------------------
                                        Douglas A. Bevis
                                        Vice President, Chief Financial Officer