Form 10-Q
period 1998-06-26
APEX PC SOLUTIONS INC
filed 1998-08-06
CIK 1027278

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 26, 1998 or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period from __________ to __________


Commission file number:  000-21959


                              APEX PC SOLUTIONS, INC.
               (Exact Name of Registrant as Specified in Its Charter)


                     Washington                     91-1577634
              (State or Other Jurisdiction        (I.R.S. Employer
                           of                  Identification Number)
                    Incorporation or
                     Organization)

                20031 142nd Avenue, N.E.
                Woodinville, Washington                98072
                 (Address of Principal               (Zip Code)
                   Executive Offices)

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

[X]Yes  [_] No


     As of July 24, 1998, the number of outstanding shares of the Company's Common Stock was 13,465,178.

                               APEX PC SOLUTIONS, INC.
                                      FORM 10-Q
                                    JUNE 26, 1998

                                        INDEX


                                                                        Page(s)
Part I  Financial Information
        Item 1. Financial Statements
                Consolidated Statements of Operations
                  (unaudited) for the Quarters and the Six Months
                  Ended June 26, 1998 and June 27, 1997                      3
                Consolidated Balance Sheets at June 26, 1998
                  (unaudited) and December 31, 1997                          4
                Condensed Consolidated Statements of Cash Flows
                  (unaudited) for the Six Months Ended June 26,
                  1998 and June 27, 1997                                     5
                Notes to Consolidated Financial Statements
                  (unaudited)                                              6-7
        Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations           7-13

Part II Other Information
        Item 1. Legal Proceedings                                           14
        Item 4. Submission of Matters to a Vote of
                  Security Holders                                          14
        Item 6. Exhibits and Reports on Form 8-K                            14

Signatures                                                                  15

                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               APEX PC SOLUTIONS, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             FOR THE QUARTERS ENDED                  FOR THE SIX MONTHS ENDED
                                                            JUNE 26,            JUNE 27,            JUNE 26,            JUNE 27,
                                                             1998                1997                1998                1997
                                                         ------------        -----------          -----------         -----------
                                                          (UNAUDITED)        (UNAUDITED)          (UNAUDITED)         (UNAUDITED)
Net sales                                                $18,301,876         $12,094,483          $34,005,533         $23,681,366
Cost of sales                                              9,821,218           6,609,153           18,148,694          12,991,830
                                                         -----------         -----------          -----------         -----------
   Gross profit                                            8,480,658           5,485,330           15,856,839          10,689,536
                                                         -----------         -----------          -----------         -----------

Research and development                                     698,197             494,192            1,344,567             935,986
Sales and marketing                                        1,394,369             990,801            2,604,605           1,876,528
General and administrative                                 1,579,660             922,539            2,637,363           1,703,320
                                                         -----------         -----------          -----------         -----------
   Total operating expenses                                3,672,226           2,407,532            6,586,535           4,515,834
                                                         -----------         -----------          -----------         -----------
   Income from operations                                  4,808,432           3,077,798            9,270,304           6,173,702

Interest income (expense), net                               607,960             117,059            1,174,816            (123,344)
Other income                                                       -                   -                    -             146,324
                                                         -----------         -----------          -----------         -----------
Income from operations before income taxes
   and extraordinary item                                  5,416,392           3,194,857           10,445,120           6,196,682

Provision for income taxes                                 1,816,852           1,089,454            3,501,476           2,114,954
                                                         -----------         -----------          -----------         -----------
Income before extraordinary item                           3,599,540           2,105,403            6,943,644           4,081,728

Extraordinary item -- loss on early
   extinguishment of debt, net of applicable
   income tax benefit of $72,511                                   -                   -                    -            (140,763)
                                                         -----------         -----------          -----------         -----------
Net income                                               $ 3,599,540         $ 2,105,403          $ 6,943,644         $ 3,940,965
                                                         -----------         -----------          -----------         -----------
                                                         -----------         -----------          -----------         -----------
Per share amounts:
   Basic:
     Income before extraordinary item                    $      0.27         $      0.17          $      0.52         $      0.38
   Extraordinary item                                              -                   -                    -               (0.01)
                                                         -----------         -----------          -----------         -----------
   Net income                                            $      0.27         $      0.17          $      0.52         $      0.37
                                                         -----------         -----------          -----------         -----------
                                                         -----------         -----------          -----------         -----------

    Diluted:
     Income before extraordinary item                    $      0.26         $      0.17          $      0.50         $      0.35
   Extraordinary item                                              -                   -                    -               (0.01)
                                                         -----------         -----------          -----------         -----------
     Net income                                          $      0.26         $      0.17          $      0.50         $      0.34
                                                         -----------         -----------          -----------         -----------
                                                         -----------         -----------          -----------         -----------
Weighted average shares used in computing
    net income per share:
     Basic                                                13,448,779          12,161,363           13,443,533          10,536,547
                                                         -----------         -----------          -----------         -----------
                                                         -----------         -----------          -----------         -----------

     Diluted                                              14,013,408         12,6119,555           13,987,206          11,651,464
                                                         -----------         -----------          -----------         -----------
                                                         -----------         -----------          -----------         -----------


           See notes accompanying these consolidated financial statements.

                             APEX PC SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                    JUNE 26,        DECEMBER 31,
                                                      1998              1997
                                                   ----------       -----------
                                                   (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                      $ 9,706,571       $11,824,978
   Investments                                     36,531,551        27,878,683
   Accounts receivable, net of allowance
     for doubtful accounts                          9,799,337         9,843,716
   Inventories                                      2,935,481         2,918,119
   Interest receivable                                593,044           378,730
   Prepaid expenses                                   395,734           243,741
   Deferred tax assets                                610,766           554,664
                                                   ----------        ----------
     Total current assets                          60,572,484        53,642,631
                                                   ----------        ----------
Property and equipment, at cost:
   Leasehold improvements                             145,937           145,937
   Furniture and office equipment                     497,935           500,281
   Computer and other equipment                       677,387           655,581
                                                   ----------        ----------
                                                    1,321,259         1,301,799
   Less accumulated depreciation                      604,474           432,847
                                                   ----------        ----------
                                                      716,785           868,952
                                                   ----------        ----------
Investments                                         1,393,140           741,538
                                                   ----------        ----------
Other assets                                          107,822            17,672
                                                   ----------        ----------
Total assets                                      $62,790,231       $55,270,793
                                                   ----------        ----------
                                                   ----------        ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                $  598,546       $   326,619
   Accrued wages and commissions                      709,597           791,062
   Accrued warranty costs                             745,000           745,000
   Accrued income taxes                                25,541                 -
   Other accrued expenses                             839,138           634,765
                                                   ----------        ----------
     Total current liabilities                      2,917,822         2,497,446
Deferred taxes                                         40,000            35,000
                                                   ----------        ----------
Total liabilities                                   2,957,822         2,532,446
                                                   ----------        ----------
Commitments and contingencies

Shareholders' equity:
   Preferred stock, 1,000,000 shares
     authorized; no shares issued and
     outstanding                                            -                 -
   Common stock, no par value; 100,000,000
     shares authorized; 13,453,164 and
     13,434,384 shares issued and
     outstanding, respectively                     62,141,195        62,014,406
   Deferred compensation                             (144,502)         (168,131)
   Retained earnings (deficit)                     (2,164,284)       (9,107,928)
                                                   ----------        ----------
   Total shareholders' equity                      59,832,409        52,738,347
                                                   ----------        ----------
Total liabilities and shareholders' equity        $62,790,231       $55,270,793
                                                   ----------        ----------
                                                   ----------        ----------

           See notes accompanying these consolidated financial statements.

                               APEX PC SOLUTIONS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    FOR THE SIX MONTHS ENDED
                                                    JUNE 26,          JUNE 27,
                                                      1998              1997
                                                   -----------      -----------
                                                   (UNAUDITED)      (UNAUDITED)
Net cash provided by operating activities        $  7,078,734      $  3,831,463
                                                  -----------       -----------
Cash flows from investing activities:
   Purchases of investments                       (36,582,017)                -
   Maturities of investments                       27,277,547                 -
   Purchases of property and equipment                (19,460)         (268,907)
                                                  -----------       -----------
     Net cash used in investing activities         (9,323,930)         (268,907)
                                                  -----------       -----------

Cash flows from financing activities:

   Repayments of long-term debt and capital lease           -       (25,614,898)
   Proceeds from Initial Public Offering of
     common stock                                           -        28,866,741
   Proceeds from issuance of common stock and
     exercise of common stock options                 126,789            22,886
   Redemption of Series B redeemable preferred
     stock                                                           (1,000,000)
                                                  -----------       -----------
     Net cash provided by financing activities        126,789         2,274,729
                                                  -----------       -----------

Net increase (decrease) in cash and cash
   equivalents                                     (2,118,407)        5,837,285
Cash and cash equivalents at beginning of period   11,824,978         2,118,887
                                                  -----------       -----------
Cash and cash equivalents at end of period        $ 9,706,571        $7,956,172
                                                  -----------       -----------
                                                  -----------       -----------


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

               The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Apex PC Solutions, Inc. ("Apex" or the "Company") for the year ended December 31, 1997 and the notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997, on file with the Securities and Exchange Commission.

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

               The Company is in the process of evaluating the impact of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," on its financial statements and does not expect the statement to have a material impact on its financial position or results of operations. The statement will be effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

Note 2.   Inventories.

               Inventories consisted of the following at:

                                                   JUNE 26,         DECEMBER 31,
                                                     1998                1997
                                                 -----------       -----------
      Raw materials                               $  959,120        $  979,438
      Work-in-process                              1,165,886           908,815
      Finished goods                               1,185,475         1,264,866
                                                   ---------         ---------
                                                   3,310,481         3,153,119
      Less reserve for obsolescence                 (375,000)         (235,000)
                                                   ---------         ---------
                                                  $2,935,481        $2,918,119
                                                   ---------         ---------
                                                   ---------         ---------

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

Note 5.   Extraordinary Item

               Because of the early retirement of the long-term bank indebtedness and subordinated promissory notes upon consummation of the Company's IPO, the Company's statement of operations for the six months ended June 26, 1997, reflects an extraordinary loss for the write-off of deferred financing costs of approximately $141,000, net of applicable income taxes.

Note 6.   Other Income

               Other income for the six months ended June 26, 1997, includes approximately $136,000 received by the Company in 1997 in connection with the Leveraged Recapitalization.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     THE INFORMATION CONTAINED IN THIS ITEM 2 - "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" CONTAINS FORWARD-LOOKING STATEMENTS AS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS RELATING TO FUTURE NET SALES, FUTURE GROSS MARGINS, FUTURE RESEARCH AND DEVELOPMENT EXPENDITURES, FUTURE SALES AND MARKETING EXPENDITURES, FUTURE GENERAL AND ADMINISTRATIVE EXPENDITURES, BACKLOG AND FUTURE LIQUIDITY AND CAPITAL RESOURCES. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THIS ITEM 2 - "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1997, AND IN THE COMPANY'S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 27, 1998, ON FILE WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

          The Company designs, manufactures and markets stand-alone switching systems and integrated server cabinet solutions for the client/server computing market. The Company's switching products, including OUTLOOK, OUTLOOK(4), VIEWPOINT, and EL-40LC, enable network administrators to access multiple servers from one or more centralized keyboard, monitor and mouse configurations ("consoles"), consolidate hardware and provide direct hardwired connections between the switch and the attached servers to facilitate access to servers even when the network is down. The Company also offers integrated server cabinet solutions to consolidate and store heterogeneous servers and related hardware in one or more cabinets to facilitate more efficient physical access and safer performance of hardware maintenance tasks.

          The Company markets and sells its products through a direct sales force and various distribution channels. A substantial portion of the Company's sales are concentrated among a limited number of original equipment manufacturers which purchase the Company's switching systems on a private-label basis. For the quarter ended June 26, 1998, sales to the Company's private-label OEM customers represented 61% of the Company's net sales. The Company's private-label OEM business is subject to risks such as contract termination, reduced or delayed orders, adoption of competing products developed by third parties for the OEM or by the OEM's internal development team, and change in corporate ownership, financial condition, business direction or product mix by the OEM, any of which could have a material adverse effect on the Company's results of operations. The Company has experienced, and may continue to experience, significant reductions or delays in orders from its private-label OEM customers which have had and may in the future have a material adverse effect on the Company's quarterly sales and operating results. The failure of any of the Company's private-label OEMs to continue to place orders at current or anticipated levels would likely have a material adverse effect on the Company's business, financial condition and results of operations.

          The Company's business and results of operations are becoming more dependent upon the Company's sales of branded switching products to other manufacturers of servers and related networking products, who integrate and sell Apex-brand switches with their own products ("Apex-brand OEMs"). The Company does not have contracts with any of these customers, who are obligated to purchase products from the Company only pursuant to binding purchase orders, and these customers could cease doing business with the Company at any time. The Company's business with these customers is subject to risks such as short order cycles and difficulty in predicting sales, reductions or delays in orders, adoption of competing products developed by third parties of the customer or by the customer's own internal development team, and change in corporate ownership, financial condition, business direction or product mix of the customer. The loss of, or material decline in orders from, certain of these customers could have a material adverse effect on the Company's business, financial condition and results of operations.

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

          With recent industry-wide initiatives to reduce all channel inventories and to shorten lead times, trends with Apex's major customers are, generally, to reduce the number of weeks of forward-committed firm orders. As a result of these initiatives, which currently are affecting the Company's business with certain private-label and Apex-brand OEMs, the Company believes that its sales are becoming more difficult to predict.

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

          On February 24, 1998, the Company signed an agreement for a five-year lease of approximately 117,000 square feet in an industrial office building being built in Redmond, Washington for scheduled occupancy in February 1999. The initial base rent under the lease, portions of which will be allocable to cost of sales and to general and administrative expense, is approximately $90,000 per month, plus taxes, insurance and maintenance. Consequently, beginning in 1999, the Company's gross margin and net income may be adversely affected by the Company's increased rent expense.

RESULTS OF OPERATIONS

     The following table sets forth selected unaudited statement of operations data expressed as a percentage of net sales:


                                                       FOR THE QUARTER ENDED        FOR THE SIX MONTHS ENDED
                                                     JUNE 26,         JUNE 27,       JUNE 26,       JUNE 27,
                                                        1998           1997           1998           1997
                                                     ----------      --------       ---------      ---------
Net sales. . . . . . . . . . . . . . . . . .           100.0%         100.0%         100.0%         100.0%
Cost of sales. . . . . . . . . . . . . . . .            53.7           54.6           53.4           54.9
                                                        ----           ----           ----           ----
Gross margin . . . . . . . . . . . . . . . .            46.3           45.4           46.6           45.1
                                                        ----           ----           ----           ----
Operating expenses:
     Research and development. . . . . . . .             3.8            4.1            4.0            4.0
     Sales and marketing . . . . . . . . . .             7.6            8.3            7.7            7.9
     General and administrative. . . . . . .             8.6            7.6            7.7            7.2
                                                        ----           ----           ----           ----
        Total operating expenses . . . . . .            20.0           20.0           19.4           19.1
                                                        ----           ----           ----           ----
Income from operations . . . . . . . . . . .            26.3           25.4           27.2           26.0
Interest income (expense), net . . . . . . .             3.3            1.0            3.5           (0.5)
Other income . . . . . . . . . . . . . . . .               -              -              -            0.6
                                                        ----           ----           ----           ----
Income before income taxes
     and extraordinary item. . . . . . . . .            29.6           26.4           30.7           26.1
Provision for income taxes . . . . . . . . .             9.9            9.0           10.3            8.9
                                                        ----           ----           ----           ----
Income before extraordinary item . . . . . .            19.7           17.4           20.4           17.2
Extraordinary item -- loss on early
     extinguishment of debt, net of
     applicable income tax benefit . . . . .               -              -              -           (0.6)
                                                        ----           ----           ----           ----
Net income . . . . . . . . . . . . . . . . .            19.7%          17.4%          20.4%          16.6%
                                                        ----           ----           ----           ----
                                                        ----           ----           ----           ----

          NET SALES. The Company's net sales consist of sales of stand-alone switching systems and integrated cabinet solutions. Net sales increased 51% to $18.3 million for the second quarter of 1998 from $12.1 million for the second quarter of 1997, due to increased demand for both private-label OEM and Apex-brand products. Private-label OEM product sales increased 60% to $11.2 million in the second quarter of 1998 from $7.0 million a year ago. Apex-brand product sales increased 40% to $7.1 million in the second quarter of 1998 from $5.1 million a year ago. Private-label OEM sales and sales of Apex-brand products represented 61% and 39%, respectively, of net sales for the second quarter of 1998, compared to 58% and 42%, respectively, of net sales for the second quarter of 1997. 1998 year-to-date net sales increased 44% to $34.0 million from $23.7 million year-to-date in 1997 primarily due primarily to growth in sales of Apex-brand products and, to a lesser extent, increased sales to private-label OEM customers. 1998 year-to-date private-label OEM sales and sales of Apex-brand products represented 58% and 42%, respectively, of net sales, compared to 66% and 34%, respectively, year-to date in 1997. Any cancellation, rescheduling or reduction of orders by certain of the Company's private-label OEM customers or other major customers could materially adversely affect the Company's future operating results.

          GROSS MARGIN. Gross margin is affected by a variety of factors, including: the ratio of OEM sales to branded sales, as OEM sales typically have lower gross margins than branded sales; product mix, including the percentage of integrated server cabinet solution sales, which generally have lower gross margins than sales of stand-alone switching systems; raw materials and labor costs; new product introductions by the Company and its competitors; and the level of outsourcing of manufacturing and assembly services by the Company. Gross margin increased to 46.3% for the second quarter of 1998 from 45.4% for the second quarter of 1997 due to higher margins resulting from increased sales volume and to a higher percentage of stand-alone switch sales in the Company's product mix. 1998 year to date gross margin increased to 46.6% from 45.1% due to the same reason. Increased competition may affect pricing and therefore erode the Company's gross margins in the future.

          RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses include compensation for engineers and materials costs and are expensed as they are incurred. Research and development expenses increased to $698,000 for the second quarter of 1998 from $494,000 for the second quarter of 1997. As a percentage of net sales, research and development expenses decreased to 3.8% for the second quarter of 1998 from 4.1% for the second quarter of 1997. The increase in absolute dollars was due primarily to increased project spending and, to a lesser extent, increased compensation expense associated with increased staffing levels. 1998 year-to-date research and development expenses increased to $1.3 million from $936,000 year-to-date in 1997, due to the same reasons noted for the second quarter. As a percentage of net sales, year-to-date research and development expenses remained constant at 4.0%. The Company believes that the timely development of innovative products and enhancements to existing products is essential to maintaining its competitive position and, therefore, expects research and development expenditures to continue to increase in absolute dollars.

          SALES AND MARKETING EXPENSES. Sales and marketing expenses include advertising, promotional material, trade show expenses and sales and marketing personnel costs, including sales commissions and travel. Sales and marketing expenses increased to $1.4 million for the second quarter of 1998 from $991,000 for the second quarter of 1997. As a percentage of net sales, sales and marketing expenses decreased to 7.6% for the second quarter of 1998 from 8.3% for the second quarter of 1997. The increase in absolute dollars was due primarily to increased advertising and trade show expenses, including expenses relating to market entry and advertising strategies for Europe and increased compensation expense associated with increased staffing levels. 1998 year-to-date sales and marketing expenses increased to $2.6 million from $1.9 million year-to-date in 1997. As a percentage of net sales, year-to-date sales and marketing expenses decreased to 7.7% from 7.9%. The Company expects sales and marketing expenditures to increase in absolute dollars as it continues its efforts to increase branded sales and international sales. In early 1998, the Company hired a new Vice President of Marketing, and the Company expects to restructure its sales and marketing staff as it increasingly relies on resellers, including distributors, value-added resellers and system integrators, for the distribution and sale of its branded products. The Company's strategy contemplates the expansion of its reseller channel both domestically and internationally. As part of this restructuring and the Company's expansion of its reseller channel, the Company expects to enhance and expand the management of its sales and marketing efforts and its sales and marketing staff both domestically and internationally, and the Company has also engaged an executive search firm to assist the Company in recruiting a senior level executive to head the Company's sales and marketing efforts in Europe. The Company will be required to invest significant resources in its domestic and international sales and marketing efforts, and there can be no assurance that the Company will be successful in expanding its reseller channel or its international sales.

          GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include personnel costs for administration, finance, human resources and general management, as well as rent, utilities and legal and accounting expenses, and provision for Washington State's gross receipts tax. General and administrative expenses increased to $1.6 million for the second quarter of 1998 from $923,000 for the second quarter of 1997. As a percentage of net sales, general and administrative expenses increased to 8.6% for the second quarter of 1998 from 7.6% for the second quarter of 1997. The increase in absolute dollars was due primarily to increased personnel related costs, costs associated with the Company's patent infringement lawsuits against certain competitors, costs associated with engaging an executive search firm to assist in the recruitment of a new Chief Financial Officer, and costs associated with being a public company (i.e. the preparation and printing of the Annual
Report and the proxy materials for the annual meeting of the Company's shareholders). 1998 year-to-date general and administrative expenses increased to $2.6 million from $1.7 million year-to-date in 1997. As a percentage of net sales, year-to-date general and administrative expenses increased to 7.7% from 7.2%. The increase in absolute dollars and as a percentage of net sales is due primarily to the factors described above for the second quarter, and to a lesser extent, increased occupancy costs associated with the expansion of facilities in mid 1997. The Company has traditionally operated with a very lean management structure and a very small management staff. In recent periods, the Company has experienced rapid revenue and customer growth and expansion in its product offerings, its sales and marketing efforts, and its operations and logistical needs in dealing with suppliers. The Company's rapid growth has put a significant strain on the Company's management, operational, and financial personnel, and the Company is actively seeking to expand and enhance its executive and management team and to increase the size of its operational and financial departments. The Company expects general and administrative expenses to increase in absolute dollars to support the growth of the management, operational, and financial functions, but there can be no assurance that the Company's efforts will be successful or that the Company's general and administration expenses as a percentage of net sales will decline.

          INTEREST INCOME (EXPENSE), NET. Net interest income was $608,000 for the second quarter of 1998, compared to net interest income of $117,000 for the second quarter of 1997. This increase resulted from the elimination of all indebtedness incurred in the Leveraged Recapitalization, as well as the elimination of all long-term bank indebtedness, using the proceeds of the Company's February 1997 IPO, and to interest earned on the approximately $30.3 million of net proceeds from the Company's follow-on offering completed in August 1997. 1998 year-to-date net interest income of $1.2 million compares to net interest expense of $123,000 for 1997. This $1.3 million net change was due to the same reasons.

          PROVISION FOR INCOME TAXES. The provision for income taxes increased to $1.8 million for the second quarter of 1998, from $1.1 million for the second quarter of 1997. The effective federal tax rate declined to approximately 33.5% for the second quarter of 1998 from approximately 34% for the second quarter of 1997 due primarily to the benefits associated with implementing a foreign sales corporation. 1998 year-to-date provision for income taxes increased to $3.5 million from $2.1 million year-to-date in 1997. The 1998 year-to-date effective federal tax rate declined to approximately 33.5% from approximately 34% for the year-to-date 1997 for the same reason.

          NET INCOME. Net income increased 71% to $3.6 million for the second quarter of 1998 from $2.1 million for the second quarter of 1997. As a percentage of net sales, net income increased to 19.7% for the second quarter of 1998 from 17.4% for the second quarter of 1997. 1998 year-to-date net income increased 76% to $6.9 million from $3.9 million year-to-date in 1997. As a percentage of net sales, 1998 year-to-date net income increased to 20.4% from 16.6% year-to-date in 1997. The increases in net income and net income as a percentage of net sales for the second quarter and for 1998 year-to-date were due primarily to increased net sales and related gross profits and, to a lesser extent, to increased net interest income, partially offset by increased operating expenses.


BACKLOG

          As of  June 26, 1998, the Company's backlog was $10.5 million,
compared to $10.9 million at the end of the second quarter of 1997.   Backlog
consists of purchase orders with delivery dates scheduled within the next six
months.   None of the Company's customers is obligated to purchase products from the Company except pursuant to binding purchase orders. Generally, purchase orders are subject to cancellation up to eight weeks prior to the scheduled shipment date. Because of the timing of orders and the possibility of customer changes to delivery schedules, the Company's backlog as of any particular date may not be representative of actual sales for any succeeding period. Moreover, with recent industry-wide initiatives to reduce all channel inventories and shorten lead times, the Company views backlog as a less important indicator of future results than may have been the case in prior years.


LIQUIDITY AND CAPITAL RESOURCES

          As of June 26, 1998, the Company's principal sources of liquidity consisted of approximately $46.2 million in cash, cash equivalents and current investments, an increase of $6.5 million from the December 31, 1997 balances.
In addition, the Company has a combined line of credit and letter of credit facility with a bank with aggregate borrowing capacity of $5.0 million at prime. Under the line of credit, the Company may borrow up to a specified amount based upon its accounts receivable. Under the letter of credit arrangement, the bank will issue commercial letters of credit up to an aggregate of $5.0 million (less any amounts outstanding under the line of credit). The combined line of credit and letter of credit facility was renewed in April 1998, with an aggregate borrowing capacity of $5.0 million, under the same terms and provides a final maturity date of April 30, 1999. There were no borrowings under the line of credit and the letter of credit facility from January 1, 1996 through July 24, 1998, and all $5.0 million was available.

          Cash generated from operating activities increased to $7.1 million for the first half of 1998 compared to $3.8 million for the first half of 1997.
This increase in cash flow was primarily due to increased net income.

          In February 1997, the Company consummated its IPO. The net proceeds to the Company from the IPO were approximately $28.4 million, after deducting approximately $315,979 in prepaid offering expenses and $190,000 of directors and officers insurance premium. Of that amount, $20.0 million was used to repay the indebtedness evidenced by the Class A and Class B Subordinated Promissory Notes issued in the Leveraged Recapitalization, approximately $5.6 million was used to repay long-term bank debt incurred by the Company in December 1995, and $600,000 was used to redeem shares of Series B

Redeemable Preferred Stock. See Note 3 to Consolidated Financial Statements. After application of the net proceeds of the IPO to the foregoing items, and payment of IPO expenses (including $190,000 of directors and officers insurance premium which was expensed in 1997 as a period cost), the remaining proceeds from the IPO were approximately $2.2 million. Further, in August 1997 the Company completed a follow-on offering, which yielded net proceeds of approximately $30.3 million.

          The Company believes that existing cash and investment balances, cash generated from operations and the funds available to it under credit facilities, together with the remaining proceeds from the IPO and the follow-on offering, will be sufficient to fund its operations for at least the next 12 months.

NEW ACCOUNTING PRONOUNCEMENT

          In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The statement will be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This statement should not be applied retroactively to financial statements for prior periods. The Company is currently evaluating the impact SFAS No. 133 will have on its financial statements; however the Company does not expect the statement to have a material impact on its financial position or results of operations.

                        PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

          On June 1, 1998, the Company filed a complaint for patent infringement against CCC Group plc and its subsidiaries (cause number C98-0739Z) in United States District Court for the Western District of Washington at Seattle in connection with United States Patent Number 5,721,842, which was issued to the Company on February 24, 1998. The complaint alleges that the products manufactured and sold by the defendants in the lawsuit embody the inventions claimed in U.S. Patent Number 5,721,842, and seek injunctive relief, damages, attorneys' fees, interest and costs.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          The Company held its Annual Meeting of Shareholders on June 25, 1998. At the Annual Meeting, the shareholders elected each of the six nominees for director by the following votes:


DIRECTOR:                          VOTES FOR:              VOTES AGAINST:
Jeffrey T. Chambers                12,544,588                  32,045
Sterling Crum                      12,544,363                  32,270
Franz Fichtner                     12,544,428                  32,205
Kevin J. Hafer                     12,441,653                 134,980
Edwin L. Harper                    12,544,628                  32,005
William McAleer                    12,545,903                  30,730

The shareholders voted to ratify the appointment of Coopers & Lybrand L.L.P. as the company's independent accountants for the current fiscal year with 12,571,490 votes in favor, 2,282 votes against, and 2,861 abstentions. The shareholders also voted to amend the Apex PC Solutions, Inc. 1995 Employee Stock Plan (the "Plan") to increase by 1,500,000 the number of shares that may be issued under the Plan with 8,686,792 votes in favor, 2,312,267 votes against, and 1,577,574 abstentions (including broker non-votes).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

10.16.1 Business Loan Agreement dated March 27, 1997 by and between the Company and U.S. Bank of Washington, National Association (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration No. 333-31697).)

10.16.2 Alternative Rate Options Promissory Note dated as of May 1, 1998, by and between the Company and U.S. Bank of Washington, National Association.

11.1      Statement re: Computation of Net Income Per Share

27.1      Financial Data Schedule


ITEMS 2, 3 and 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                      SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              APEX PC SOLUTIONS, INC.
                              (Registrant)


Date:     August 4, 1998         /s/  Kevin J. Hafer
                              ------------------------
                              Kevin J. Hafer
                              President and Chief Executive Officer
                              and Acting Chief Financial Officer