Form 10-Q
period 1998-09-25
APEX PC SOLUTIONS INC
filed 1998-11-09
CIK 1027278

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

(MARK ONE)

[X]    Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 25, 1998 or

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

[X]Yes  [_] No


    As of October 31, 1998, the number of outstanding shares of the Company's Common Stock was 13,531,613.

                                             APEX PC SOLUTIONS, INC.
                                                    FORM 10-Q

                                                SEPTEMBER 25, 1998

                                                      INDEX

                                                                                           PAGE(S)
                                                                                           -------
Part I   Financial Information
         Item 1.   Financial Statements
                   Consolidated Statements of Operations (unaudited) for the
                      Quarters and the Nine Months Ended September 25, 1998 and
                      September 26, 1997                                                         3
                   Consolidated Balance Sheets at September 25, 1998
                      (unaudited) and December 31, 1997                                          4
                   Condensed Consolidated Statements of Cash Flows (unaudited)
                      for the Nine Months Ended September 25, 1998 and
                      September 26, 1997                                                         5
                   Notes to Consolidated Financial Statements (unaudited)                      6-7
         Item 2.   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                     7-15

Part II  Other Information
         Item 6.   Exhibits and Reports on Form 8-K                                             16

Signatures                                                                                      17

                                          PART I -FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                              APEX PC SOLUTIONS, INC.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                               FOR THE QUARTERS ENDED                FOR THE NINE MONTHS ENDED
                                          SEPTEMBER 25,       SEPTEMBER 26,       SEPTEMBER 25,      SEPTEMBER 26,
                                               1998               1997                1998               1997
                                         -----------------  -----------------    ----------------   ----------------
                                           (UNAUDITED)        (UNAUDITED)          (UNAUDITED)        (UNAUDITED)
Net sales                                     $18,143,662        $15,276,397         $52,149,195        $38,957,763
Cost of sales                                   9,414,039          8,482,006          27,562,733         21,473,836
                                         -----------------  -----------------    ----------------   ----------------
    Gross profit                                8,729,623          6,794,391          24,586,462         17,483,927
                                         -----------------  -----------------    ----------------   ----------------

Research and development                          693,703            460,758           2,038,270          1,396,744
Sales and marketing                             1,401,117          1,130,695           4,005,722          3,007,223
General and administrative                      1,293,936          1,005,128           3,931,299          2,708,448
                                         -----------------  -----------------    ----------------   ----------------
    Total operating expenses                    3,388,756          2,596,581           9,975,291          7,112,415
                                         -----------------  -----------------    ----------------   ----------------

    Income from operations                      5,340,867          4,197,810          14,611,171         10,371,512

Interest income, net                              697,508            287,899           1,872,324            164,555
Other income                                            -                  -                   -            146,324
                                         -----------------  -----------------    ----------------   ----------------
Income from operations before income
   taxes and extraordinary item                 6,038,375          4,485,709          16,483,495         10,682,391

Provision for income taxes                      2,021,340          1,525,820           5,522,816          3,640,774
                                         -----------------  -----------------    ----------------   ----------------

Income before extraordinary item                4,017,035          2,959,889          10,960,679          7,041,617

Extraordinary item -- loss on early
   extinguishment of debt, net of
   applicable income tax benefit of
   $72,511                                              -                  -                   -           (140,763)
                                         -----------------  -----------------    ----------------   ----------------

Net income                                   $  4,017,035       $  2,959,889       $  10,960,679       $  6,900,854
                                         -----------------  -----------------    ----------------   ----------------
                                         -----------------  -----------------    ----------------   ----------------

Per share amounts:
    Basic:
       Income before extraordinary item      $       0.30   $           0.23       $        0.81       $       0.62
       Extraordinary item                               -                  -                   -              (0.01)
                                         -----------------  -----------------    ----------------   ----------------
       Net income                            $       0.30   $           0.23       $        0.81       $       0.61
                                         -----------------  -----------------    ----------------   ----------------
                                         -----------------  -----------------    ----------------   ----------------

    Diluted:
       Income before extraordinary item      $       0.29   $           0.22       $        0.78       $       0.58
       Extraordinary item                               -                  -                   -              (0.01)
                                         -----------------  -----------------    ----------------   ----------------
       Net income                            $       0.29   $           0.22       $        0.78       $       0.57
                                         -----------------  -----------------    ----------------   ----------------
                                         -----------------  -----------------    ----------------   ----------------

Weighted average shares used in
  computing net income per share:
    Basic                                      13,480,199         12,763,591          13,455,983         11,289,891
                                         -----------------  -----------------    ----------------   ----------------
                                         -----------------  -----------------    ----------------   ----------------

    Diluted                                    13,987,890         13,280,711          13,989,098         12,186,714
                                         -----------------  -----------------    ----------------   ----------------
                                         -----------------  -----------------    ----------------   ----------------

        See notes accompanying these consolidated financial statements.

                                         APEX PC SOLUTIONS, INC.
                                       CONSOLIDATED BALANCE SHEETS

                                                                SEPTEMBER 25,              DECEMBER 31,
                                                                     1998                      1997
                                                              -------------------       -------------------
                                                                 (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                         $23,425,931               $11,824,978
   Investments                                                        27,091,857                27,878,683
   Accounts receivable, net of allowance for doubtful
     accounts                                                          9,436,338                 9,843,716
   Inventories                                                         3,429,867                 2,918,119
   Interest receivable                                                   634,780                   378,730
   Prepaid expenses                                                      345,248                   243,741
   Deferred tax assets                                                   639,510                   554,664
                                                              -------------------       -------------------
      Total current assets                                            65,003,531                53,642,631
                                                              -------------------       -------------------
Property and equipment, at cost:
   Leasehold improvements                                                145,937                   145,937
   Furniture and office equipment                                        497,935                   500,281
   Computer and other equipment                                          708,868                   655,581
                                                              -------------------       -------------------
                                                                       1,352,740                 1,301,799
   Less accumulated depreciation                                         692,352                   432,847
                                                              -------------------       -------------------
                                                                         660,388                   868,952
                                                              -------------------       -------------------
Investments                                                            1,393,140                   741,538
                                                              -------------------       -------------------
Other assets                                                             110,263                    17,672
                                                              -------------------       -------------------
Total assets                                                         $67,167,322               $55,270,793
                                                              -------------------       -------------------
                                                              -------------------       -------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                     $404,842                  $326,619
   Accrued wages and commissions                                         697,704                   791,062
   Accrued warranty costs                                                745,000                   745,000
   Accrued income taxes                                                  357,626                         -
   Other accrued expenses                                                995,951                   634,765
                                                              -------------------       -------------------
      Total current liabilities                                        3,201,123                 2,497,446
Deferred taxes                                                            28,000                    35,000
                                                              -------------------       -------------------
Total liabilities                                                      3,229,123                 2,532,446
                                                              -------------------       -------------------

Commitments and contingencies

Shareholders' equity:
   Preferred stock, 1,000,000 shares authorized; no shares
     issued and outstanding                                                    -                         -
   Common stock, no par value; 100,000,000 shares
     authorized; 13,528,428 and 13,434,384 shares issued and
     outstanding, respectively                                        62,213,064                62,014,406
   Deferred compensation                                                (127,616)                 (168,131)
   Retained earnings (deficit)                                         1,852,751                (9,107,928)
                                                              -------------------       -------------------
      Total shareholders' equity                                      63,938,199                52,738,347
                                                              -------------------       -------------------
Total liabilities and shareholders' equity                           $67,167,322               $55,270,793
                                                              -------------------       -------------------
                                                              -------------------       -------------------


        See notes accompanying these consolidated financial statements.

                                         APEX PC SOLUTIONS, INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          FOR THE NINE MONTHS ENDED
                                                                     SEPTEMBER 25,           SEPTEMBER 26,
                                                                         1998                    1997
                                                                   ----------------        ----------------
                                                                     (UNAUDITED)             (UNAUDITED)
Net cash provided by operating activities                              $11,318,012              $2,988,384
                                                                   ----------------        ----------------

Cash flows from investing activities:
   Purchases of investments                                            (38,080,829)                      -
   Maturities of investments                                            38,216,053                       -
   Purchases of property and equipment                                     (50,941)               (441,369)
                                                                   ----------------        ----------------
       Net cash provided by (used in) investing activities                  84,283                (441,369)
                                                                   ----------------        ----------------

Cash flows from financing activities:
   Repayments of long-term debt and capital lease                                -             (25,614,898)
   Proceeds from Initial Public Offering of common stock                         -              28,866,741
   Proceeds from Secondary Offering of common stock                              -              30,438,634
   Proceeds from issuance of common stock and exercise of
      common stock options                                                 198,658                  66,326
   Redemption of Series B redeemable preferred stock                                            (1,000,000)
                                                                   ----------------        ----------------
       Net cash provided by financing activities                          198,658               32,756,803
                                                                   ----------------        ----------------

Net increase in cash and cash equivalents                               11,600,953              35,303,818
Cash and cash equivalents at beginning of period                        11,824,978               2,118,887
                                                                   ----------------        ----------------
Cash and cash equivalents at end of period                             $23,425,931             $37,422,705
                                                                   ----------------        ----------------
                                                                   ----------------        ----------------

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

Note 2.  Inventories.

               Inventories consisted of the following at:

                                               SEPTEMBER 25,           DECEMBER 31,
                                                   1998                    1997
                                            ------------------      -----------------
         Raw materials                           $    964,595            $   979,438
         Work-in-process                              838,751                908,815
         Finished goods                             2,051,521              1,264,866
                                            ------------------      -----------------
                                                    3,854,867              3,153,119
         Less reserve for obsolescence               (425,000)              (235,000)
                                            ------------------      -----------------
                                                   $3,429,867             $2,918,119
                                            ------------------      -----------------
                                            ------------------      -----------------

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

Note 5.  Extraordinary Item

               Because of the early retirement of the long-term bank indebtedness and subordinated promissory notes upon consummation of the Company's IPO, the Company's statement of operations for the nine months ended September 26, 1997, reflects an extraordinary loss for the write-off of deferred financing costs of approximately $141,000, net of applicable income taxes.

Note 6.  Other Income

               Other income for the nine months ended September 26, 1997, includes approximately $136,000 received by the Company in 1997 in connection with the Leveraged Recapitalization.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         THE INFORMATION CONTAINED IN THIS ITEM 2 - "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" CONTAINS FORWARD-LOOKING STATEMENTS AS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS RELATING TO FUTURE NET SALES, FUTURE GROSS MARGINS, FUTURE RESEARCH AND DEVELOPMENT EXPENDITURES, FUTURE SALES AND MARKETING EXPENDITURES, FUTURE GENERAL AND ADMINISTRATIVE EXPENDITURES, BACKLOG, FUTURE LIQUIDITY AND CAPITAL RESOURCES, AND YEAR 2000 COMPLIANCE. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THIS ITEM 2 - "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1997, AND IN THE COMPANY'S QUARTERLY REPORT ON FORMS 10-Q FOR THE QUARTERS ENDED MARCH 27, 1998 AND JUNE 26, 1998, ON FILE WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

         The Company markets and sells its products through a direct sales force and various distribution channels. A substantial portion of the Company's sales are concentrated among a limited number of original equipment manufacturers which purchase the Company's switching systems on a private-label basis and integrate and sell these systems with their own products. For the quarter ended September 25, 1998, sales to the Company's private-label OEM customers represented 56.9% of the Company's net sales. The Company's private-label OEM business is subject to risks such as contract termination, reduced or delayed orders, adoption of competing products developed by third parties for the OEM or by the OEM's internal development team, and change in corporate ownership, financial condition, business direction or product mix by the OEM, any of which could have a material adverse effect on the Company's results of operations. The Company has experienced, and may continue to experience, significant reductions or delays in orders from its private-label OEM customers which have had and may in the future have a material adverse effect on the Company's quarterly sales and operating results. For example, sales for the quarter ended September 25, 1998, were affected by a change in the terms of the Company's agreement with its largest OEM customer. During the third quarter, the Company implemented a change requested by this customer in the terms of the Company's shipments to the customer from "FOB Origin" to "FOB Destination." This change required the Company to change its revenue recognition policies for sales to the customer.
As a result of this change, and because during the transition period the customer also worked down its existing inventory of the Company's products, orders from - and sales to - the customer were lower in the quarter. The failure of any of the Company's private-label OEMs to continue to place orders at current or anticipated levels would likely have a material adverse effect on the Company's business, financial condition, and results of operations.

         The Company's business and results of operations are becoming more dependent upon the Company's sales of branded switching products to other manufacturers of servers and related networking products, who integrate and sell Apex-brand switches with their own products ("Apex-brand OEMs"). Apex-brand OEMs are obligated to purchase products from the Company only pursuant to binding purchase orders, and the Company does not have contracts with any of these customers. Consequently, any of these customers could cease doing business with the Company at any time. The Company's business with its Apex-brand OEM customers is subject to risks such as short order cycles and difficulty in predicting sales, reductions or delays in orders, adoption of competing products developed by third parties of the customer or by the customer's own internal development team, and change in corporate ownership, financial condition, business direction, or product mix of the customer. The loss of, or material decline in orders from, certain of these customers could have a material adverse effect on the Company's business, financial condition, and results of operations.

         The Company has experienced substantial fluctuations in its operating results, on a quarterly and an annual basis, and the Company expects such fluctuations to continue in the future. The Company's operating results are affected by a number of factors, including: the volume and timing of orders, particularly from private-label OEM and other large customers; the timing of shipments; the timing of new product introductions and enhancements by the Company and its competitors; changes in product or distribution channel mixes; changes in pricing policies or price reductions by the Company; competition and price reductions by the Company's competitors; the availability and cost of supplies and components to the Company, to its suppliers, and to its customers (to the extent sales of the Company's products by the Company's customers are dependent on having the components necessary to manufacture network servers); sales and marketing expenses related to entering into new markets, introducing new products and retaining current OEM and other large customers; seasonal customer demand; and fluctuations in sales of servers due to changes in economic conditions and capital spending levels in both the private and public sectors.

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

         In general, the Company's sales cycle varies substantially and may be lengthy, making revenues difficult to forecast. The Company has experienced period-to-period variability in sales to each of its OEM customers and expects this pattern to continue in the future. Although the Company's OEM customers typically place orders or provide forecasts for products up to several months prior to scheduled shipment dates, these orders or forecasts are subject to cancellation up to four to six weeks prior to the scheduled shipment date. The Company generally must plan production, order components, and undertake its manufacturing activities prior to the time that these orders become firm. In addition, the Company's OEM customers have in the past requested, and will likely continue to request from time to time, that the Company delay shipment dates or cancel orders for products that are subject to firm orders. Accordingly, sales to OEMs for future quarters are difficult to predict. Moreover, any cancellation, rescheduling, or reduction of orders by OEM customers in the future could materially adversely affect the Company's operating results. If the Company succeeds in increasing branded sales (i.e., sales to customers other than private-label OEMs) as a percentage of net sales, the Company's quarterly sales and operating results will become more dependent upon the volume and timing of branded product orders received during the quarter. Because many of the Company's branded product customers (including resellers) typically place orders shortly before their requested shipment date, revenues from branded sales are difficult to forecast. The failure of the Company to accurately forecast the timing and volume of orders for branded products during any given quarter could adversely affect the Company's operating results for such quarter and, potentially, for future periods.

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

         Gross margins may vary significantly from period to period depending on a number of factors, including: the ratio of private-label OEM sales to branded sales, as private-label OEM sales typically have lower gross margins than branded sales; product mix, including the percentage of integrated server cabinet solution sales, which generally have lower gross margins than sales of stand-alone switching systems; raw materials and labor costs; new product introductions by the Company and its competitors; and the level of outsourcing of manufacturing and assembly services by the Company. The Company expects that its gross margins will decline in the future primarily due to increased competition and the introduction of new technologies that may affect the prices of the Company's products. The Company expects that its operating results will be affected by seasonal trends and by general conditions in the server market. The Company believes that it has experienced and will continue to experience some degree of seasonality due to customer buying cycles. The Company believes that the fourth quarter generally has a higher net sales level due to customer budgeting and procurement cycles, which correspondingly may depress net sales in other quarters. Because the Company's business and operating results depend to a significant extent on the general conditions in the server market, any adverse change in the server market due to adverse economic conditions, declining capital spending levels, component availability, or other factors could have a material adverse effect on the Company's business, financial condition, and results of operations.

         On February 24, 1998, the Company signed an agreement for a five-year lease of approximately 117,000 square feet in an industrial office building being built in Redmond, Washington for scheduled occupancy in March 1999. The initial base rent under the lease, portions of which will be allocable to cost of sales and to general and administrative expense, is approximately $90,000 per month, plus taxes, insurance, and maintenance. Consequently, beginning in 1999, the Company's gross margin and net income may be adversely affected by the Company's increased rent expense. The 117,000 square foot leased premises has approximately 40,000 more square feet than the company currently projects it will need in March 1999, and the Company intends to sublease the excess space until needed for planned expansion. There can be no assurance, however, that the Company will be successful in subleasing that excess space. If the Company is unable to sublease the excess space, it will bear full responsibility for all rent due under the Redmond lease.

RESULTS OF OPERATIONS

         The following table sets forth selected unaudited statement of operations data expressed as a percentage of net sales:

                                                   FOR THE QUARTER ENDED                 FOR THE NINE MONTHS ENDED
                                             SEPTEMBER 25,       SEPTEMBER 26,       SEPTEMBER 25,      SEPTEMBER 26,
                                                  1998                1997                1998               1997
                                            -----------------    ---------------     ---------------    ---------------
Net sales.................................              100.0%            100.0%              100.0%             100.0%
Cost of sales.............................               51.9              55.5                52.9               55.1
                                                        -----             -----               -----              -----
Gross margin..............................               48.1              44.5                47.1               44.9
                                                        -----             -----               -----              -----
Operating expenses:
      Research and development............                3.8               3.0                 3.9                3.6
      Sales and marketing.................                7.7               7.4                 7.7                7.7
      General and administrative..........                7.2               6.6                 7.5                7.0
                                                        -----             -----               -----              -----
           Total operating expenses.......               18.7              17.0                19.1               18.3
                                                        -----             -----               -----              -----
Income from operations....................               29.4              27.5                28.0               26.6
Interest income (expense), net............                3.8               1.9                 3.6                0.4
Other income..............................                  -                 -                   -                0.4
                                                        -----             -----               -----              -----
Income before income taxes and
      extraordinary item..................               33.2              29.4                31.6               27.4
Provision for income taxes................               11.1              10.0                10.6                9.3
                                                        -----             -----               -----              -----
Income before extraordinary item..........               22.1              19.4                21.0               18.1
Extraordinary item -- loss on early
      extinguishment of debt, net of
      applicable income tax benefit.......                  -                 -                   -               (0.4)
                                                        -----             -----               -----              ------
Net income ...............................               22.1%             19.4%               21.0%              17.7%
                                                        -----             -----               -----              -----
                                                        -----             -----               -----              -----

         NET SALES. The Company's net sales consist of sales of stand-alone switching systems and integrated cabinet solutions. Net sales increased 18.8% to $18.1 million for the third quarter of 1998 from $15.3 million for the third quarter of 1997, due to increased demand for Apex-brand products. Private-label OEM product sales decreased 0.8% to $10.3 million in the third quarter of 1998 from $10.4 million a year ago. Sales to the Company's largest private-label OEM customer decreased 26.6% in the third quarter of 1998 compared to the third quarter of 1997. This decline was due in part to a change in the Company's revenue recognition policy for sales to this customer necessitated by a modification in shipment terms initiated by the customer during the quarter from "FOB Origin" to "FOB Destination" and in part to a decline in shipments to this customer during the quarter as it worked down its existing inventories of the Company's products. The decline in sales to this customer was nearly offset by a 100.2% increase in sales to the Company's other private-label OEM customers over the same periods. Apex-brand product sales increased 60.6% to $7.8 million in the third quarter of 1998 from $4.9 million a year ago. Private-label OEM sales and sales of Apex-brand products represented 56.9% and 43.1%, respectively, of net sales for the third quarter of 1998, compared to 68.1% and 31.9%, respectively, of net sales for the third quarter of 1997.
1998 year-to-date net sales increased 34% to $52.1 million from $39.0 million year-to-date in 1997 due primarily to growth in sales of Apex-brand products and, to a lesser extent, increased sales to private-label OEM customers. 1998 year-to-date private-label OEM sales and sales of Apex-brand products represented 58.0% and 42.0%, respectively, of net sales, compared to 66.9% and 33.1%, respectively, year-to-date in 1997. Any cancellation, rescheduling or reduction of orders by certain of the Company's private-label OEM customers or other major customers could materially adversely affect the Company's future operating results.

         GROSS MARGIN. Gross margin is affected by a variety of factors, including: the ratio of OEM sales to branded sales, as OEM sales typically have lower gross margins than branded sales; product mix, including the percentage of integrated server cabinet solution sales, which generally have lower gross margins than sales of stand-alone switching systems; raw materials and labor costs; new product introductions by the Company and its competitors; and the level of outsourcing of manufacturing and assembly services by the Company. Gross margin increased to 48.1% for the third quarter of 1998 from 44.5% for the third quarter of 1997 due to a higher percentage of Apex-brand products in the Company's product mix, higher margins resulting from increased sales volume and to a higher percentage of stand-alone switch sales in the Company's product mix. 1998 year-to-date gross margin increased to 47.1% from 44.9% due to the same reasons. Increased competition may affect pricing and therefore erode the Company's gross margins in the future.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses include compensation for engineers and materials costs and are expensed as they are incurred. Research and development expenses increased to $694,000 for the third quarter of 1998 from $461,000 for the third quarter of 1997. As a percentage of net sales, research and development expenses increased to 3.8% for the third quarter of 1998 from 3.0% for the third quarter of 1997. The increase was due primarily to increased project spending and, to a lesser extent, increased compensation expense associated with increased staffing levels. 1998 year-to-date research and development expenses increased to $2.0 million from $1.4 million year-to-date in 1997, due to the same reasons noted for the third quarter. As a percentage of net sales, year-to-date research and development expenses increased to 3.9% from 3.6% in 1997. During the quarter ended September 25, 1998, the Company introduced several new products and product enhancements. The Company believes that the timely development of innovative products and enhancements to existing products is essential to maintaining its competitive position and therefore expects research and development expenditures to continue to increase in absolute dollars.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses include advertising, promotional material, trade show expenses and sales and marketing personnel costs, including sales commissions and travel. Sales and marketing expenses increased to $1.4 million for the third quarter of 1998 from $1.1 for the third quarter of 1997. As a percentage of net sales, sales and marketing expenses increased to 7.7% for the third quarter of 1998 from 7.4% for the third quarter of 1997. The increase was due primarily to increased expenses relating to advertising strategies for the launch of new products and to increased compensation expense associated with increased staffing levels. 1998 year-to-date sales and marketing expenses increased to $4.0 million from $3.0 million year-to-date in 1997. As a percentage of net sales, year-to-date sales and marketing expenses remained constant at 7.7%. The increase in absolute dollars was due to increased compensation expense associated with increased staffing levels, increased costs associated with advertising strategies for the launch of new products, and increased advertising expenses. The Company expects sales and marketing expenditures to increase in absolute dollars as it continues its efforts to increase branded sales and international sales. In connection with those efforts, in early 1998 the Company hired a new Vice President of Marketing and plans to restructure its sales and marketing staff (including the addition of a Vice President of Sales) as part of its strategy to expand its reseller channel both domestically and internationally. As part of this restructuring and the Company's expansion of its reseller channel, the Company expects to enhance and expand the management of its sales and marketing efforts and its sales and marketing staff both domestically and internationally, and the Company has also engaged an executive search firm to assist the Company in recruiting a senior level executive to head the Company's sales and marketing efforts in Europe. The Company will be required to invest significant resources in its domestic and international sales and marketing efforts, and there can be no assurance that the Company will be successful in expanding its reseller channel or its international sales.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include personnel costs for administration, finance, human resources and general management, as well as rent, utilities, legal and accounting expenses, and provision for Washington State's gross receipts tax. General and administrative expenses increased to $1.3 million for the third quarter of 1998 from $1.0 million for the third quarter of 1997. As a percentage of net sales, general and administrative expenses increased to 7.2% for the third quarter of 1998 from 6.6% for the third quarter of 1997. The increase was due primarily to increased costs associated with the Company's patent infringement lawsuits against certain competitors and to increased personnel related costs associated with increased staffing levels. 1998 year-to-date general and administrative expenses increased to $3.9 million from $2.7 million year-to-date in 1997. As a percentage of net sales, year-to-date general and administrative expenses increased to 7.5% from 7.0%. The increase in absolute dollars and as a percentage of net sales is due primarily to the factors described above for the third quarter, and to increased occupancy costs associated with the expansion of facilities in mid-1997, increased costs associated with being a public company (i.e. the preparation and printing of the Annual Report and the proxy materials for the annual meeting of the Company's shareholders), and to a lesser extent, costs associated with engaging an executive search firm to assist in the recruitment of a new Chief Financial Officer. The Company has traditionally operated with a very lean management structure and a very small management staff. In recent periods, the Company has experienced rapid revenue and customer growth and expansion in its product offerings, its sales and marketing efforts, and its operations and logistical needs in dealing with suppliers. The Company's rapid growth has put a significant strain on the Company's management, operational, and financial personnel, and the Company is actively seeking to expand and enhance its executive and management team and to increase the size of its operational and financial departments. The Company has not yet filled the position of Vice President and Chief Financial Officer, and at present, the Company's President and Chief Executive Officer is serving as Acting Chief Financial Officer. As a result, some aspects of the Company's strategic plan have been deferred or implemented at a slower rate than management would have desired. The Company expects general and administrative expenses to increase in absolute dollars to support the growth of the management, operational, and financial functions, and the Company plans to manage general and administrative expenses at a constant or decreasing rate relative to sales. There can be no assurance, however, that the Company's efforts will be successful or that the Company's general and administrative expenses as a percentage of net sales will decline.

         INTEREST INCOME, NET. Net interest income was $698,000 for the third quarter of 1998, compared to net interest income of $288,000 for the third quarter of 1997. This increase resulted from the interest earned on the approximately $30.3 million of net proceeds from the Company's follow-on offering completed in August 1997. 1998 year-to-date net interest income of $1.9 million compares to net interest income of $165,000 for 1997. This $1.7 million increase was due to the same reason noted for the third quarter and to reduced interest expense from the elimination of all indebtedness incurred in the Leveraged Recapitalization, as well as the elimination of all long-term bank indebtedness, using the proceeds of the Company's February 1997 IPO.

         PROVISION FOR INCOME TAXES. The provision for income taxes increased to $2.0 million for the third quarter of 1998, from $1.5 million for the third quarter of 1997. The effective federal tax rate declined to approximately 33.5% for the third quarter of 1998 from approximately 34% for the third quarter of 1997 due primarily to the benefits associated with implementing a foreign sales corporation. 1998 year-to-date provision for income taxes increased to $5.5 million from $3.6 million year-to-date in 1997. The 1998 year-to-date effective federal tax rate declined to approximately 33.5% from approximately 34% for the year-to-date 1997 for the same reason.

         NET INCOME. Net income increased 35.7% to $4.0 million for the third quarter of 1998 from $3.0 million for the third quarter of 1997. As a percentage of net sales, net income increased to 22.1% for the third quarter of 1998 from 19.4% for the third quarter of 1997. 1998 year-to-date net income increased 58.8% to $11.0 million from $6.9 million year-to-date in 1997. As a percentage of net sales, 1998 year-to-date net income increased to 21.0% from 17.7% year-to-date in 1997. The increases in net income and net income as a percentage of net sales for the third quarter and for 1998 year-to-date were due primarily to increased net sales and related gross profits and, to a lesser extent, to increased net interest income, partially offset by increased operating expenses.

BACKLOG

         As of September 25, 1998, the Company's backlog was $11.5 million, compared to $9.5 million at the end of the third quarter of 1997. Backlog consists of purchase orders with delivery dates scheduled within the next six months. None of the Company's customers is obligated to purchase products from the Company except pursuant to binding purchase orders. Generally, purchase orders are subject to cancellation up to eight weeks prior to the scheduled shipment date. Because of the timing of orders and the possibility of customer changes to delivery schedules, the Company's backlog as of any particular date may not be representative of actual sales for any succeeding period. Moreover, with recent industry-wide initiatives to reduce all channel inventories and shorten lead times, the Company views backlog as a less important indicator of future results than may have been the case in prior years.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 25, 1998, the Company's principal sources of liquidity consisted of approximately $50.5 million in cash, cash equivalents and current investments, an increase of $10.8 million from the December 31, 1997 balances. In addition, the Company has a combined line of credit and letter of credit facility with a bank with aggregate borrowing capacity of $5.0 million at prime. Under the line of credit, the Company may borrow up to a specified amount based upon its accounts receivable. Under the letter of credit arrangement, the bank will issue commercial letters of credit up to an aggregate of $5.0 million (less any amounts outstanding under the line of credit). The combined line of credit and letter of credit facility was renewed in April 1998, with an aggregate borrowing capacity of $5.0 million, under the same terms and provides a final maturity date of

April 30, 1999. There were no borrowings under the line of credit and the letter of credit facility from January 1, 1996 through October 31, 1998, and all $5.0 million was available at that time.

         Cash generated from operating activities increased to $11.3 million for the first nine months of 1998 compared to $3.0 million for the first nine months of 1997. This increase in cash flow was primarily due to increased net income, and to collections of accounts receivable.

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

YEAR 2000 COMPLIANCE

         THE YEAR 2000 PROBLEM. The Year 2000 Problem, also known as the "millennium bug" or simply "Y2K," had its origin earlier in this century when programmers writing software code employed two digits instead of four to represent the year in date fields. As a result, some computer systems and programs could fail or make miscalculations due to interpreting a date including "00" to mean the year 1900 rather than the year 2000. In addition, the Year 2000 Problem affects machines, equipment, and other systems that contain embedded technology (such as microcontrollers). Compounding the problem are two additional problems. First, some computer systems or programs may not recognize that the year 2000 is a leap year because the year 1900 was not a leap year. Second, some computer systems or programs make use of the digits "99" in the number portion of a date field to represent unknown values, and these systems or programs may not be able to interpret or calculate certain dates in the year 1999 (for example, 9/9/99).

         THE COMPANY'S PRODUCTS. The Company's products (other than EMERGE) are network switching devices that consolidate keyboard, video, and mouse functions from many computers or networks into one physical keyboard, video, and mouse. Since the Company's switching products function to pass on the information presented to them in the keyboard, video, and mouse signals and do not perform date calculations, the Company believes that its products (other than EMERGE) are year 2000 compliant. EMERGE, the Company's recently-introduced remote access device, uses Microsoft Windows NT-Registered Trademark- as an operating system, and Microsoft has indicated that Windows NT is not yet fully year 2000 compliant. The Company is monitoring EMERGE'S year 2000 compliance, but believes there is some risk that the product may not be fully compliant by the year 2000. In the event that EMERGE does not successfully and timely achieve year 2000 compliance, there could be a material adverse effect on the Company's business, financial condition, and results of operation.

         THE COMPANY'S INTERNAL SYSTEMS. The Year 2000 Problem could affect computers, software programs, equipment, and other systems used by the Company. Accordingly, the Company is reviewing its internal computers, software programs, equipment, and other systems to ensure that they will be year 2000 compliant. The Company believes that it has identified substantially all of the major computers, software applications, equipment, and systems used in connection with its internal operations that must be modified, upgraded, or replaced to minimize the possibility of a material disruption to its business. The Company presently believes that these internal computer systems will be year 2000 compliant by mid-1999. The Company has received informal assurance from the provider of its MRP (materials resource planning) software that this software is year 2000 compliant. In addition to computers and related systems, the operation of the Company's office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, and other common devices may be affected by the Year 2000 Problem.
The Company is currently assessing the potential effect of, and costs of remediating, the Year 2000 Problem on this equipment. The Company is in the process of formulating contingency plans in those areas where the Company feels there is some risk that a particular system will not be implemented before the year 2000. While the historical costs of these efforts have not been, and estimated cost of these future efforts are not presently expected to be, material to the Company's financial condition or any year's results of operations, there can be no assurance that this is the case.

         THE COMPANY'S CUSTOMERS. The Company is also currently in the process of assessing the readiness of the Company's major customers for the year 2000. The Company currently has information concerning the year 2000 compliance status of some of its customers, and the Company has received informal indications that most of its customers are working on year 2000 compliance. The Company, however, has limited or no control over the actions of these customers, and thus, there can be no assurance that these customers will resolve any or all Year 2000 Problems with their own systems (and with their other suppliers and vendors) before the occurrence of a material disruption or slowdown in their business which could, in turn, have a material adverse effect on their demand for the Company's products. In the event that any of the Company's significant customers do not successfully and timely achieve year 2000 compliance, there could be a material adverse effect on the Company's business, financial condition, and results of operation.

         THE COMPANY'S SUPPLIERS, VENDORS, AND SERVICE PROVIDERS. The Company is currently in the process of identifying those suppliers, vendors, and service providers (including governmental agencies and utility providers) that are believed to be critical to the Company's business operations after December 31, 1999, and the Company is attempting to ascertain their stage of readiness through questionnaires, interviews, on-site visits, and other available means. To the extent that responses to year 2000 readiness are unsatisfactory, the Company's contingency plan involves changing suppliers, vendors, or service providers to those who have demonstrated year 2000 readiness. There can be no assurance, however, that the Company will be successful in finding such alternative suppliers, vendors, or service providers. In the event that any of the Company's significant suppliers, vendors, or service providers do not successfully and timely achieve year 2000 compliance, and the Company is unable to replace them with new or alternate suppliers, vendors, and service partners, the Company's business or operations could be materially adversely affected.

         MOST LIKELY CONSEQUENCES OF YEAR 2000 PROBLEMS. The Company expects to identify those Year 2000 Problems that could materially adversely affect its business operations by mid-1999. Management currently believes, however, that it is not possible to determine with complete certainty that all Year 2000 Problems affecting the Company have been or can be identified or corrected. The devices that could be affected, and the interactions among these devices, are simply too numerous, and the Company cannot accurately predict how many Year 2000 Problem-related failures will occur or the severity, duration, or financial consequences of these failures. In the year 2000, management therefore expects
(i) a significant number of operational inconveniences and inefficiencies for the Company and its customers, suppliers, vendors, and service providers that may divert management's time and attention and financial and human resources from its ordinary business activities, and (ii) a lesser number of serious system failures that may require significant efforts by the Company to prevent or alleviate material business disruptions.

         RISKS. The failure to correct a material year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity, and financial condition. Due to the general uncertainty inherent in the Year 2000 Problem, resulting in part from the uncertainty of the year 2000 readiness of third-party customers and suppliers, the Company is unable to determine at this time whether the consequences of year 2000 failures will have a material impact on the Company's results of operations, liquidity, or financial condition.

THE ESTIMATES AND CONCLUSIONS CONTAINED IN THIS SECTION ARE FORWARD-LOOKING STATEMENTS, AND ARE BASED ON MANAGEMENT'S BEST ESTIMATES OF FUTURE EVENTS. RISKS TO COMPLETING THE PLAN INCLUDE THE AVAILABILITY OF RESOURCES, THE COMPANY'S ABILITY TO DISCOVER AND CORRECT THE POTENTIAL YEAR 2000 SENSITIVE PROBLEMS WHICH COULD HAVE A SERIOUS IMPACT ON SPECIFIC FACILITIES, AND THE ABILITY OF CUSTOMERS, SUPPLIERS, VENDORS, AND SERVICE PROVIDERS TO BRING THEIR SYSTEMS INTO YEAR 2000 COMPLIANCE.

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

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

10.6.1 Purchase Agreement dated September 19, 1994, by and between the Company and Compaq Computer Corporation, as amended (incorporated by reference to the Company's Registration statement on Form SB-2 (Registration No. 333-31697)). +

10.6.2 Amendment to Purchase Agreement effective as of August 6, 1998, by and between the Company and Compaq Computer Corporation. ++

11.1      Statement re: Computation of Net Income Per Share

27.1      Financial Data Schedule



+         Portions of this agreement are subject to confidential treatment.

++ Confidential treatment has been requested for portions of this agreement.

ITEMS 1, 2, 3, 4 and 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           APEX PC SOLUTIONS, INC.
                                           (Registrant)

Date:    November 9, 1998                    /s/  Kevin J. Hafer
                                           -------------------------
                                           Kevin J. Hafer
                                           President and Chief Executive Officer
                                           and Acting Chief Financial Officer