Form 10-K
period 1998-12-31
APEX PC SOLUTIONS INC
filed 1999-03-30
CIK 1027278

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

         /x/ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1998

         / / Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period from ____________________ to _____________________.

                     Commission file number:   000-21959

                            APEX PC SOLUTIONS, INC.
            (Exact name of registrant as specified in its charter)

            Washington                              91-1577634
   State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
   Incorporation or Organization)

      20031 142nd Avenue, N.E.                         98072
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
         Yes    X       No
              -----         -----

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         The registrant's revenues for fiscal 1998 were $75.6 million.

         The aggregate market value of the voting stock held by non-affiliates of the registrant on March 4, 1999 was approximately $275 million.

         The number of shares outstanding of the registrant's common stock as of March 4, 1999 was 20,375,000.

THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE STATEMENTS CONTAINED IN THIS ANNUAL REPORT THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS RELATING TO THE APEX STRATEGY, BUSINESS PROSPECTS AND FUTURE OPERATING RESULTS, PROSPECTS FOR INCREASING OEM AND BRANDED SALES, COMPETITION, NEW PRODUCT INTRODUCTIONS, DEVELOPMENT OF ADDITIONAL SUPPLIER RELATIONSHIPS, DEVELOPMENT OF RESELLER CHANNELS, PRODUCT RETURNS AND WARRANTY CLAIMS, ABILITY TO OBTAIN AND PROTECT PROPRIETARY RIGHTS, CUSTOMER SERVICE, DEVELOPMENT OF INTERNATIONAL SALES, FUTURE RESEARCH AND DEVELOPMENT EXPENDITURES, FUTURE SALES AND MARKETING EXPENSES, FUTURE GENERAL AND ADMINISTRATIVE EXPENSES, BACKLOG, AND FUTURE LIQUIDITY AND CAPITAL RESOURCES. ALL SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, AND IN OTHER WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS MADE BY THE COMPANY FROM TIME TO TIME, ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "DESCRIPTION OF BUSINESS - RISK FACTORS."

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

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

OVERVIEW

         Apex PC Solutions, Inc. ("Apex" or the "Company") designs, manufactures and sells stand-alone switching systems and integrated server cabinet solutions for the client/server computing market. The Company's switching systems enable client/server network administrators to manage multiple servers from a single keyboard, video monitor and mouse configuration (a "console"). Specifically, the Company's products reduce personnel, space, energy, depreciation and maintenance costs that organizations increasingly face when adopting client/server architecture. The Company's sophisticated switching and integrated server cabinet solutions enable network administrators to more efficiently manage their organizations' complex and growing server populations.

         The Company provides "plug and play" switching systems and integrated server cabinet solutions for many of the network administration, management and storage problems faced by organizations using client/server architecture. The Company's switching products, including OUTLOOK, OUTLOOK(4), VIEWPOINT and EMERGE, enable network administrators to access multiple servers from one or more centralized consoles, consolidate hardware requirements, and provide direct hardwired connections between the switch and the attached servers which facilitate access to servers even when the network is down. In addition, the Company's switching systems are able to work with heterogeneous server populations. Most of the Company's switching products utilize the Company's patented On Screen Configuration And Reporting ("OSCAR") interface. OSCAR allows network administrators to immediately identify and access servers according to the administrators' own naming conventions. The Company also offers integrated server cabinet solutions to consolidate and store heterogeneous servers and related hardware in a single cabinet that facilitates more efficient physical access and safer performance of hardware maintenance tasks.

         The Company markets and sells its products through a direct sales force and various distribution channels. A substantial portion of the Company's sales are concentrated among a limited number of original equipment manufacturers that purchase the Company's switching systems on a private-label basis ("OEMs" and "OEM customers"). Apex supplies stand-alone switching systems to Compaq Computer Corporation ("Compaq") and Hewlett-Packard Company ("Hewlett-Packard") under private-label arrangements for integration into their product offerings. For 1998, 1997 and 1996, sales to Compaq represented approximately 43%, 51% and 30%, respectively, of the Company's net sales. In addition, for 1996, sales to Hewlett-Packard represented approximately 15% of the Company's net sales. According to International Data Corporation, a market research firm, Compaq and Hewlett-Packard shipped 45.1% of all PC servers shipped worldwide in 1998. The Company also sells its branded switching products to various manufacturers of servers and related networking products, such as Data General Corporation, Dell Computer Corporation ("Dell"), Gateway 2000, International Business Machines Corporation ("IBM"), SCI Systems, Inc. ("SCI"), Solectron and Unisys Corporation. These customers integrate and sell the Company's branded switches with their own products. The Company's end-user branded sales customers for 1998 included Comcast Corporation, Intel Corporation, Microsoft Corporation, Network Associates, Inc., Pacific Gas & Electric, Peoplesoft Corporation, 3Com, Sequent Computer Systems, Inc. and Starwave Corporation.

         OSCAR, OUTLOOK, SWITCHBACK and VIEWPOINT are registered trademarks of the Company. Apex PC Solutions, EMERGE, OUTLOOK(4), SUNDIAL, EL-40LC and DENSEPACK are trademarks of the Company. This annual report also includes trademarks of other companies.

INDUSTRY BACKGROUND

         Information technology has become increasingly critical to the operation of most businesses as computers are utilized to perform multiple and diverse functions throughout organizations. The desire of many organizations to decentralize computing power while sharing technology resources and providing broad access to enterprise data has resulted in the widespread adoption of distributed network computing environments using a client/server architecture of interconnected PCs. The typical client/server installation consists of a local area network ("LAN") with multiple centralized PCs operating as "servers" dedicated to performing specific functions for the many "client" PCs connected to the LAN. According to International Data Corporation, worldwide shipments of PC servers are expected to grow 16.7% on a compounded annual basis from 1999 to 2003, reaching approximately 6.5 million units shipped in the year 2003.

         The proliferation of PC-based LANs and wide-area networks ("WANs") has created significant network administration and space problems for the organizations that rely on them. Network administrators, who may supervise thousands of servers, must identify and access relevant servers to add or delete users, to add, change or upgrade applications, to tune systems for better performance, and to diagnose and correct network failures. Client/server networks utilize servers that were designed to operate as stand-alone systems, each with its own console consisting of a keyboard, video monitor and mouse. Thus, to perform network administration and management tasks, network administrators must deal with an unwieldy number of consoles, whether centrally located or dispersed throughout the organization. In addition, inadvertent access to network servers can be difficult to prevent when there are many consoles (and therefore, multiple access points) available.

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

       - MAXIMIZE SPACE EFFICIENCY. Apex integrated server cabinet solutions consolidate servers and other hardware in a single location to facilitate more efficient physical access for hardware maintenance tasks. The Company also provides customized cabinet solutions for the storage of heterogeneous server populations.

THE APEX STRATEGY

         The Company's objective is to be the leading provider of hardware solutions for the administration, management and storage challenges inherent in the client/server network environment. To achieve this objective, the Company is pursuing the following strategies:

       - CONTINUE INNOVATIVE PRODUCT DEVELOPMENT. The Company believes that the continued, timely development of innovative products and enhancements to existing products is essential to maintaining its competitive position. By maintaining close contact with key customers who are often early-adopters of leading technologies, the Company seeks to develop new products, as well as modifications and improvements to existing products. Many of the Company's products are designed to accommodate future modifications and additional features, which the Company believes facilitates the development and integration of modifications and features if a market need is perceived. The Company was recently granted a second U.S. patent on its On Screen Configuration And Reporting ("OSCAR") interface and has other United States and foreign patents pending.

       - LEVERAGE OEM EXPERIENCE TO INCREASE OEM SALES. The Company continues to leverage its significant experience in working with OEM customers to enter into new relationships with other manufacturers of servers in the United States and in Europe. The Company believes that the architecture, quality and reliability of its products, together with the Company's commitment to customer service, are attractive to server manufacturers.

       - INCREASE BRANDED SALES. To increase its market penetration, the Company is continuing to aggressively market its branded products to end users through a direct sales force and through a variety of reseller channels. The Company believes that its comprehensive and customized solutions will appeal to many organizations with heterogeneous server populations whose problems are not effectively solved by competing switching and cabinet products. For the years ended December 31, 1998, 1997, and 1996, sales of Apex-brand products represented approximately 40%, 35%, and 29%, respectively, of the Company's net sales.

       - CREATE AN INTERNATIONAL DISTRIBUTION NETWORK. The Company has begun creating an international sales distribution network for the Company's branded switching products, focusing initially on the network computing market in Europe because of its large installed server base. The Company presently has relationships with 21 international distributors in 18 foreign countries as part of an effort to build an international third-party distribution network. The Company is currently shipping its switching systems to OEMs and other server manufacturers with facilities in Europe.

PRODUCTS

         The Company provides comprehensive solutions to many of the network administration, management and storage problems inherent in client/server network environments by offering a family of stand-alone switching systems together with integrated server cabinet solutions designed to store servers efficiently.

         SWITCHING SYSTEMS

         The Company's switching systems consolidate the control and monitoring of multiple network servers to a centralized command center consisting of one or more console positions. The Company's console switching products can work with heterogeneous server populations that use different platforms, such as Intel, Macintosh, IBM RS 6000, Hewlett-Packard 9000, DEC Alpha and Sun Sparc, and different operating systems, such as Windows NT, Unix, NetWare and O/S 2. Most of the Company's console switching products utilize the Company's proprietary OSCAR interface that enables network administrators to immediately identify and access servers according to the administrators' own naming conventions, as opposed to predesignated numbers. The United States Patent and Trademark Office ("PTO") has issued Patent Number 5,721,842 and Patent Number 5,884,096 to the Company for various aspects of its OUTLOOK and VIEWPOINT products and its OSCAR interface. See "- Proprietary Technology." The Company's console switching products operate on an out-of-band basis, meaning there is a direct hardwired connection between the console and the attached servers through the switch. This direct connection enables network administrators to access network servers and locate the problem server even when the network is down. The Company also offers EMERGE, an innovative remote management product for network servers.

         OUTLOOK, originally introduced in September 1995, enables administrators to control up to eight servers using a single console and, by integrating additional OUTLOOK switches, can be expanded to provide centralized control of up to 64 servers. OUTLOOK offers programmable scanning to allow users to vary the frequency and duration of monitoring individual servers. OUTLOOK also enables network managers to reduce inadvertent access to the system by eliminating additional consoles. OUTLOOK provides access to a wide range of network elements such as servers, PBX monitors and database engines from a single console.

         OUTLOOK(4), originally introduced in March 1996, includes the same features as OUTLOOK, except that these multi-user systems allow network administrators to administer up to 64 servers using one to four console positions.

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

         EMERGE, introduced in September 1998, is an innovative remote management device that gives network administrators full keyboard and mouse control of servers from remote locations. EMERGE is non-intrusive to servers and the network, thus freeing network resources for operational capacity. This product is designed to be used alone or integrated with the OUTLOOK, OUTLOOK(4) and VIEWPOINT switch products.

         SWITCHBACK, introduced in March 1995, consists of a local unit and a remote unit that allow users to control the attached server from either a primary console position or a remote console position linked by a single cable. SWITCHBACK'S intelligent circuits enable 100 mhz transmission of high resolution video signals up to 600 feet away from the attached servers using industry-standard UTP Category 5 cabling. The SWITCHBACK system includes a lock-out feature that prevents system capture. The SWITCHBACK system can be combined with the OUTLOOK and OUTLOOK(4) switches.

         The EL-40LC, introduced in March 1998, provides basic switch and scanning functions that make network administration easy and cost-effective. The system can be efficiently monitored with simple keystroke commands, or with buttons located on the switch and it can provide periodic status updates on attached computers. The EL-40LC lets users easily administer the resources of up to four computers with a single keyboard, monitor and mouse.

         The current U.S. list prices of the Company's switching systems as of March 1999, were as set forth below. The list prices of the Company's products have changed in the past, and the prices set forth below are likely to change in the future.


    PRODUCT                                       U.S. LIST PRICE
    -------                                       ---------------
    OUTLOOK (4 PORT)                                         $839
    OUTLOOK (8 PORT)                                         $995
    OUTLOOK (2 X 8 PORT)                                   $1,895
    OUTLOOK(4)                                             $2,695
    VIEWPOINT (DEPENDING ON CONFIGURATION)        $13,000-$44,000
    SUNDIAL                                                $1,929
    EMERGE                                                 $3,999
    SWITCHBACK                                               $895
    EL-40LC                                                  $495

         The Company's current switching products are described in the table below:


    PRODUCT NAME            KEY FEATURES                           BENEFITS
    ------------            ------------                           --------

OUTLOOK             -   ports: 1 x 4 and 1 x 8          -  reduces required space and hardware needs by allowing
                    -   capacity: 64 servers               one console to control up to four or eight servers per
                    -   multi-platform compatibility       switch
                    -   OSCAR interface                 -  multiple switches can be used to support up to 64
                                                           servers
                                                        -  supports major server platforms
                                                        -  OSCAR interface permits easy on-screen control of switch
-------------------------------------------------------------------------------------------------------------------

OUTLOOK(4)          -   ports: 2 x 8 and 4 x 8          -  offers the benefits of OUTLOOK as well as permits up to
                    -   capacity: 64 servers               four administrator consoles to control up to eight
                    -   multi-platform compatibility       servers per switch
                    -   OSCAR interface
-------------------------------------------------------------------------------------------------------------------

VIEWPOINT           -   ports: 16 x 32                  -  in addition to benefits of OUTLOOK and OUTLOOK(4), allows
                    -   capacity: 1024 servers             up to 16 network administrator consoles to access up to
                    -   850 ft. extension                  32 servers
                    -   multi-platform compatibility    -  multiple VIEWPOINTS can be used to support up to 1024
                    -   OSCAR interface                    servers
                                                        -  administrator consoles can be up to 850 ft. away from
                                                           server
-------------------------------------------------------------------------------------------------------------------

SUNDIAL             -   ports: 1 x 10                   -  enables control of large Sun Sparc workstation networks
                    -   capacity: 100 servers              using a single console
                    -   OSCAR interface                 -  may be combined with OUTLOOK, OUTLOOK(4) and VIEWPOINT
                                                           switches
-------------------------------------------------------------------------------------------------------------------

EMERGE              -   remote management of servers    -  remote console access
                    -   utilizes OSCAR interface        -  may be combined with OUTLOOK, OUTLOOK(4) and VIEWPOINT
                                                           switches
-------------------------------------------------------------------------------------------------------------------

SWITCHBACK          -  600 ft. extension product        -  100 mhz bandwidth transmission over industry-standard
                                                           UTP Category 5 cabling
                                                        -  allows the addition of a remote console up to 600 feet
                                                           away
                                                        -  remote lock-out feature
                                                        -  may be combined with OUTLOOK and OUTLOOK(4) switches
-------------------------------------------------------------------------------------------------------------------

EL-40LC             -   ports: 1 x 4                    -  entry-level product for small-business and desktop
                    -   capacity: 4 servers/computers      applications
                    -   multi-platform compatibility    -  reduces required space and hardware needs by allowing
                                                           one console to control up to four servers/computers
                                                        -  supports major server platforms
-------------------------------------------------------------------------------------------------------------------

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

SALES AND MARKETING

         The Company markets and sells its products through an internal sales force and various distribution channels, including private-label OEM and reseller arrangements. To date, the Company has marketed its products primarily through advertisements in trade publications, participation in major industry trade shows and the Company's website. As of December 31, 1998, the Company's sales and marketing staff consisted of 24 employees. The Company's sales personnel process written and telephonic orders, support existing customers and respond to telephone inquiries.

         The Company currently sells various switching products to Compaq, Hewlett-Packard and Wright Line, Inc. ("Wright Line") pursuant to private-label arrangements. These private-label OEM customers integrate and sell the Company's switches with their own networking products, including network servers and integrated server cabinets. The Company devotes significant sales and customer service resources to its OEM accounts. The Company also sells its branded switching products to various other manufacturers of servers and related networking products, such as Data General Corporation, Dell, Gateway 2000, IBM, SCI, Solectron, and Unisys Corporation. These customers integrate and sell the Company's branded switches with their own products. The Company intends to leverage its significant experience in working with its OEM and other server manufacturer customers to enter into new relationships with other manufacturers of servers in the United States and Europe. The Company believes that the architecture, quality and reliability of its products, together with the Company's commitment to customer service, are attractive to server manufacturers.

         The Company has relationships with a variety of resellers, distributors (including Tech Data Product Management, Inc.), value-added resellers ("VARs") and systems integrators, for the distribution and sale of Apex-brand switching and cabinet products in the United States, Europe and elsewhere. The Company devotes resources to educating its resellers as to the benefits of the Company's products and training them in the proper installation and support of the Company's products. The Company's strategy contemplates devoting additional resources to increase these branded sales, and to that end, the Company intends to pursue additional relationships with resellers both domestically and internationally.

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

         The Company believes Compaq, Hewlett-Packard and many other manufacturers of servers market and sell their own branded server cabinets. Accordingly, the Company believes it has limited opportunities to sell its own server cabinets to new purchasers of servers. Instead, the Company believes that sales of its server cabinets have been and will continue to be limited primarily to end-user customers who have a need to more efficiently configure and manage existing network systems.

         The Company's strategy with regard to international sales is to create an international sales distribution network for the Company's branded switching products focusing initially on the network computing market in Europe because of its large installed server base. The Company presently has relationships with 21 international distributors in 18 foreign countries as part of an effort to build an international third-party distribution network. The Company is currently shipping private-label switching products to OEMs with facilities in Europe and branded switching products to other manufacturers of servers and related networking products with facilities in Europe. To date, however, the Company's direct end-user or VAR, integrator, and reseller channel sales into Europe have not been significant. The Company is continuing efforts to build a third party international distribution network.

CUSTOMERS

         To date, a substantial portion of the Company's net sales have been generated from private-label sales of switches to OEMs for integration into their product offerings. For 1998, 1997 and 1996, sales to the Company's private-label OEM customers represented 60%, 65% and 71% of the Company's net sales, respectively. While the Company has contracts with certain of its existing private-label OEM customers, none of the Company's OEM customers is obligated to purchase products from the Company except pursuant to binding purchase orders. Consequently, any OEM customer could cease doing business with the Company at any time. The Company also sells its branded switching products to various other manufacturers of servers and related networking products, who integrate and sell Apex-brand switches with their own products. The loss or material decline in orders from certain of the Company's current private-label OEM customers or certain of the Company's other customers who manufacture servers and related networking products would have a material adverse effect on the Company's business, financial condition and results of operations.

         For 1998, 1997 and 1996, sales to Compaq represented approximately 43%, 51%, and 30%, respectively, of the Company's net sales. In addition, for 1996, sales to Hewlett-Packard represented approximately 15% of the Company's net sales. IBM accounted for approximately 18% of the Company's net sales in 1996.

BACKLOG

         The Company's backlog was $10.1 million, $7.9 million and $9.2 million at December 31, 1998, 1997 and 1996, respectively. Backlog consists of purchase orders with delivery dates scheduled within the next six months. None of the Company's customers is obligated to purchase products from the Company except pursuant to binding purchase orders. Because of the timing of orders and the possibility of customer changes to delivery schedules, the Company's backlog as of any particular date may not be representative of actual sales for any succeeding period. Moreover, with recent industry-wide initiatives to reduce all channel inventories and shorten lead times, the Company views backlog as a less important indicator of future results.

CUSTOMER SERVICE

         The Company emphasizes customer service by developing innovative, high quality products, encouraging customer feedback through contact with key customers, providing technical support and information on its website and providing a customer hot-line that offers technical support for the life of the Company's products. The Company's switches have a "plug and play" design and are intended not to require extensive configuration. The Company seeks to respond quickly to customers' requests for technical support and service, and the Company's engineering department often works with individual customers to troubleshoot problems and develop custom solutions. The Company offers warranties for parts and service on all of its products. To date, the Company has not experienced significant product returns. The Company may, as a result of competitive pressures, change its warranty policies in the future to provide warranty coverage that is greater in scope and duration than that currently offered. If the Company were to increase its warranty coverage, its risk of warranty claims and therefore its warranty reserves would likely increase.

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

         Due to the Company's significant reliance on private-label OEM relationships, the Company's product development efforts are often focused on developing new products or enhancements for OEM customers. At times, these new products or enhancements may not be readily marketable to other customers.

         The Company's engineering and product development efforts focus on the needs of its customers by providing practical, marketable products that have immediate applications in their markets. By maintaining contact with customers throughout the installation and technical support process, the Company is able to identify and test potential design modifications and improvements as well as new applications and extensions for existing products. The Company anticipates that this process will enable the development of new product categories and applications based on existing technology developed to meet specific customer needs. Many of the Company's products are designed to accommodate future modifications and additional features, which it believes facilitates the development and integration of modifications and features if a market need is perceived.

         For 1998, 1997 and 1996, the Company's engineering and product development expenditures were approximately $3.2 million, $2.0 million, and $1.0 million, respectively. As of December 31, 1998, the Company's engineering staff consisted of 18 employees. In addition, the Company uses independent contractors from time to time. As of December 31, 1998, several independent contractors were engaged by the Company in various development projects. To meet the challenges of the rapidly changing technology in the computer industry, the Company expects to make substantial investments in product development in the future.

MANUFACTURING

         The Company performs final assembly, quality assurance and testing of its products. In order to avoid the capital investment required to establish and maintain in-house manufacturing capabilities, the Company generally relies on subcontractors in the United States for the assembly of printed circuit board assemblies, subassemblies, chassis and equipment enclosures. The Company believes that such assembly can typically be done by subcontractors at a lower cost than if the Company assembled such items internally. Outsourcing manufacturing operations allows the Company to concentrate its resources on research and development, product design, quality assurance, sales and marketing and customer service. Prior to shipping, the Company subjects its finished products to quality and regulatory screenings and functional testing to assure quality and reliability. The Company received ISO 9002 certification from Underwriters Laboratories, Inc. in March 1999.

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

         The Company purchases industry-standard parts and components, including power supplies, cable assemblies, line filters, enclosures and printed circuit boards for the assembly of its products from multiple vendors and suppliers through a worldwide sourcing program. The Company buys components under purchase orders and generally does not have long-term agreements with its suppliers. No custom integrated circuits are currently used in any product in production, although custom integrated circuits may be used in the Company's products in the future. Circuit boards are currently obtained from a number of sources, including Technical Services, Inc. However, the Company believes that there are adequate alternative sources for its components. Any termination of or significant disruption in the Company's relationship with suppliers of its switching product components may prevent the Company from filling customer orders in a timely manner since the Company generally does not maintain large inventories of its products or components. Certain of the components for the Company's switching products are available from a limited number of suppliers. For example, Pioneer-Standard Electronics, Inc. and Reptron Electronics, Inc. supply the Company with power supply components, Carlyle supplies the Company with cable components and Kent Electronics, Inc. supplies the Company with various electronic components. In addition, the frames for the Company's server cabinets are obtained from a single source, APW, and the sheet metal components are purchased locally from a small number of manufacturers, including Northwest Manufacturing. The Company maintains quality relationships and close contact with each of its suppliers.

COMPETITION

         The market for the Company's products is highly fragmented and competitive, and the Company expects competition to increase in the future. In the market for switching systems, the Company competes with independent third parties such as Cybex Computer Products Corporation ("Cybex"), Raritan Computer Inc., Rose Electronics, C-C-C

Group plc ("CCC"), Minicom Advanced Systems, Inc., Aten International Co., Ltd., CompuCable Mfg. Group, Belkin and StarTech Computer Accessories Ltd., some of which have substantially greater financial, marketing and technical resources than the Company. In addition, certain of the Company's OEM customers, such as Hewlett-Packard and Compaq, could decide to manufacture their own switch products or offer those supplied by the Company's competitors. In the market for server cabinets, the Company competes with a significant number of regional and international cabinet manufactures including APW, Ergotron Inc., Rittal Corporation, Hergo Corp. and Engineered Data Products Inc., many of which have substantially greater financial, marketing and technical resources than the Company. In addition, Compaq, Hewlett-Packard and Wright Line, all of whom are OEM customers for certain of the Company's switching products, sell their own branded integrated server cabinets. The Company's cabinet systems also compete with other types of lower density, unenclosed technology storage systems.

         In the market for integrated switches, the Company competes primarily on the basis of technological advances, performance in relation to price, quality, reliability, development capabilities and customer service. In the market for server cabinets, the Company competes primarily on the basis of available product features, quality, reliability, development capabilities and customer service. In addition, the market for server cabinets and other technology storage systems is characterized by intense price competition, and many of the Company's competitors in this market offer products at significantly lower price points.

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

PROPRIETARY TECHNOLOGY

         The Company's future success is dependent in part upon its ability to protect its proprietary rights in its products. The Company seeks to protect its intellectual property rights by invoking the benefits of the patent, trademark, copyright, trade secret and unfair competition laws of the United States, which afford only limited protection. The PTO has issued Patent Number 5,721,842 and Patent Number 5,884,096 to the Company for various aspects of its OUTLOOK and VIEWPOINT products and its OSCAR interface. The Company has various corresponding patent applications pending under the provisions of the Patent Cooperation Treaty (which permits the filing of corresponding foreign patent applications in numerous foreign countries within a limited time period). The Company also has other United States and foreign patent applications pending. There can be no assurance that any additional patents will issue from any of the Company's pending applications, that any patents will be issued in any additional countries where the Company's products can be sold, or that any claims allowed in U.S. Patent Number 5,721,842, in Patent Number 5,884,096 or in any pending patent applications will be of sufficient scope or strength for, or provide any meaningful protection or any commercial advantage to, the Company. Moreover, competitors of the Company may challenge the validity of, or be able to design around, these patents or any other patents that may be issued to the Company. The laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus increase the likelihood of piracy of the Company's technology and products.

         The Company believes that certain products of certain competitors infringe both U.S. patents. In early 1998, the Company filed lawsuits against certain companies, which were dismissed without prejudice by the agreement of the parties in early 1999 to allow certain patent issues raised in the litigation to be initially determined by the PTO Board of Appeals and Interpretations. The Company may file additional lawsuits against other companies regarding the alleged infringement. See "- Legal Proceedings." Patent litigation, and any other litigation relating to the Company's intellectual property to which the Company becomes a party, is subject to numerous risks and uncertainties, and there can be no assurance that the Company will be successful in any such litigation. See "- Risk Factors - Limited Protection of Proprietary Rights; Risks of Third Party Infringement." Although the Company is not currently aware of any infringement of its intellectual property rights, other than the two U.S. patents, or any violation of its trade secrets, nondisclosure or licensing arrangements, there can be no assurance that the steps taken by the Company to protect its intellectual property rights will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. See "- Risk Factors - Limited Protection of Proprietary Rights; Risks of Third Party Infringement."

EMPLOYEES

         As of December 31, 1998, the Company employed 82 persons, 18 of whom were in administration and management, 18 of whom were in engineering and product development, four of whom were in service and technical support, 18 of whom were in manufacturing and 24 of whom were in sales and marketing. The Company's employees are not covered by any collective bargaining agreements with respect to their employment by the Company. The Company believes that its employee relations are good.

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

         In general, the Company's sales cycle varies substantially and may be lengthy, making revenues difficult to forecast. The Company has experienced period to period variability in sales to each of its OEM customers and expects this pattern to continue in the future. Although the Company's OEM customers typically place orders for products up to several months prior to scheduled shipment dates, these orders are subject to cancellation up to four to six weeks prior to the scheduled shipment date. Under the "just-in-time" inventory management system, which most hardware companies are using, title to products does not transfer to the customer, and the Company does not recognize revenue from these orders, until accepted by the Company's customer. The Company generally must plan production, order components and undertake its manufacturing activities prior to the time that these orders become firm or the products are accepted. In addition, the Company's OEM customers have in the past requested, and will likely continue to request from time to time, that the Company delay shipment dates or cancel orders for products that are subject to firm orders. Accordingly, sales to OEMs for future quarters are increasingly difficult to predict. Moreover, any cancellation, rescheduling or reduction of orders by OEM customers in the future could materially adversely affect the Company's operating results. If the Company succeeds in increasing branded sales (i.e., sales to customers other than OEMs) as a percentage of net sales, the Company's quarterly sales and operating results will become more dependent upon the volume and timing of branded product orders received during the quarter. Because many customers of the Company's branded products (including resellers) typically place orders shortly before their requested shipment date, revenues from branded sales are difficult to forecast. The failure of the Company to accurately forecast the timing and volume of orders for branded products during any given quarter could adversely affect the Company's operating results for such quarter and, potentially, for future periods. With recent industry-wide initiatives to reduce all channel inventories and to shorten lead times, trends with Apex's major customers are, generally, to reduce the number of weeks of forward-committed firm orders.

         Gross margins may vary significantly from period to period depending on a number of factors, including: the ratio of OEM sales to branded sales since OEM sales typically have lower gross margins than branded sales; product mix, including the percentage of integrated server cabinet solution sales, which generally have lower gross margins than sales of stand-alone switching systems; raw materials and labor costs; new product introductions by the Company and its competitors; and the level of outsourcing of manufacturing and assembly services by the Company. The Company expects that its gross margins will decline in the future primarily due to increased competition and the introduction of new technologies that may affect the prices of the Company's products. The Company expects that its operating results will be affected by seasonal trends and by general conditions in the server market. The Company believes that it has experienced and will continue to experience some degree of seasonality due to customer buying cycles. The Company believes that the third and fourth quarters generally have higher net sales levels due to customer budgeting and procurement cycles, which correspondingly may depress net sales in other quarters. Because the Company's business and operating results depend to a significant extent on the general conditions in the server market, any adverse change in the server market due to adverse economic conditions, declining capital spending levels or other factors could have a material adverse effect on the Company's business, financial condition and results of operations. For example, Y2K concerns could cause corporate purchasers to restrict or delay IT capital spending in 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000."

DEPENDENCE UPON A LIMITED NUMBER OF CUSTOMERS

         A substantial portion of the Company's sales is concentrated among a limited number of private-label OEM customers. For 1998, 1997 and 1996, sales to these OEMs represented approximately 60%, 65% and 71% of the Company's net sales, respectively. For 1998, 1997 and 1996, sales to Compaq represented approximately 43%, 51% and 30%, respectively, of the Company's net sales. For 1996, sales to Hewlett-Packard represented approximately 15% of the Company's net sales. The Company's OEM business is subject to risks such as contract termination, reduced or delayed orders, adoption of competing products developed by third parties for the OEM or by the OEM's internal development team, and change in corporate ownership, financial condition, business direction or product mix by the OEM, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has experienced, and may continue to experience, significant reductions or delays in orders from its OEM customers, which have had and may in the future have a material adverse effect on the Company's quarterly sales and operating results. See "- Fluctuations in Operating Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         For example, during the third quarter of 1998, the Company implemented a change, at Compaq's request, in the terms of its shipments to Compaq from "FOB Origin" to "FOB Destination." The change required the Company to change the timing of revenue recognition for sales to Compaq. As a result of this change, and because during the third quarter of 1998 Compaq worked down its existing inventory of the Company's products, orders from -- and sales to --Compaq were lower in the third quarter of 1998. Similarly, in late 1995, one of the Company's OEM customers determined that its orders in the last half of 1995 exceeded its needs. Accordingly, at such customer's request, the Company delayed its scheduled deliveries to that OEM for the first half of 1996.

         The loss of certain OEM customers could have a material adverse effect on the Company's business, financial condition and results of operations. For example, in October 1995, the Company entered into a private-label OEM arrangement with IBM for the production of an integrated server cabinet solution incorporating the Company's switching products. While the products supplied by the Company met IBM's requirements, IBM concluded that its program had not achieved IBM's desired results and sought to terminate the program in mid-1996 after the Company had expended significant financial, product development and operational resources in connection with this OEM arrangement. Although the Company negotiated a settlement with IBM that reimbursed the Company for its direct costs associated with the program, the Company's branded product development efforts were delayed as a result of the Company's commitment of substantial product development resources to the IBM program in the third and fourth quarters of 1995 and the first quarter of 1996. For 1996, sales to IBM represented approximately 18% of the Company's net sales. While the Company has contracts with certain of its existing OEM customers, none of the Company's OEM customers is obligated to purchase products from the Company except pursuant to binding purchase orders. Consequently, any OEM customer could cease doing business with the Company at any time. The Company's dependence upon certain OEMs also results in a significant concentration of credit risk, as a substantial portion of the Company's trade receivables outstanding from time to time is concentrated among a limited number of customers. See "The Company and Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements.

         The Company's business and results of operation are becoming more dependent upon the Company's sales of branded switching products to other manufacturers of servers and related networking products, who integrate and sell Apex-brand switches with their own products. These manufacturers are not obligated to purchase products from the Company except pursuant to binding purchase orders and could cease doing business with the Company at any time. The Company's business with these customers is subject to risks such as short order cycles and difficulty in predicting sales, reductions or delays in orders, adoption of competing products developed by third parties of the customer or by the customer's own internal development team, and change in corporate ownership, financial condition, business direction or product mix of the customer. The loss of, or material decline in orders from, certain of these customers could have a material adverse effect on the Company's business, financial condition and results of operations.

INTENSE COMPETITION

         The markets for the Company's products are highly fragmented and intensely competitive. The Company's business is becoming increasingly sensitive to new product introductions, price changes and marketing efforts by its competitors. Accordingly, the Company's future success will be highly dependent upon timely completion and introduction of new products and product features at competitive price and performance levels which address the evolving needs of the Company's customers. The Company is currently experiencing increased price competition in both the market for stand-alone switching systems and the market for integrated server cabinet solutions and expects that pricing pressures will increase in the future. While the Company believes that the architecture, quality and reliability of its products, together with the Company's commitment to customer service, are attractive to server manufacturers, there can be no assurance that the Company will be successful in its attempts to gain additional OEM or branded server manufacturer customers. Increased competition could result in price reductions and loss of market share, which would adversely affect the Company's business, financial condition and results of operations. In the market for switching systems, the Company competes with independent third parties such as Cybex, Raritan Computer Inc., Rose Electronics, CCC, Minicom Advanced Systems, Inc., Aten International Co., Ltd., CompuCable Mfg. Group, Belkin, and StarTech Computer Accessories Ltd. In addition, certain of the Company's OEM customers, such as Hewlett-Packard and Compaq, could decide to manufacture their own switch products or offer those supplied by the Company's competitors. The Company may in the future face competition from software providers who are able to offer a software solution to address many of the problems the Company's switching systems are designed to address. In the market for server cabinets, the Company competes with a significant number of regional and international manufacturers. Moreover, the Company's current OEM customers and certain of its other branded server manufacturer customers sell their own branded integrated server cabinets.

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

DEPENDENCE UPON SUPPLIERS AND OUTSOURCED MANUFACTURING

         The principal components of the Company's switching products are power supplies, cable assemblies, line filters, enclosures and printed circuit boards, all of which are purchased from outside vendors. The Company buys components under purchase orders and generally does not currently have long-term agreements with its suppliers. Any termination of or significant disruption in the Company's relationship with suppliers of its switching product components may prevent the Company from filling customer orders in a timely manner, as the Company generally does not maintain large inventories of its products or components. The Company purchases a number of the components for its switching products from sole or a limited number of suppliers. For example, the Company currently obtains printed circuit boards included in, and the partial assembly of, console switches from a single source. In addition, the frames for the Company's server cabinets are obtained from a single source and the sheet metal components are purchased locally from a small number of manufacturers. The Company has occasionally experienced and may in the future experience delays in delivery of such components. Although alternate suppliers are available for most of the components and services needed to produce the Company's products, the number of suppliers of some components is limited, and qualifying a replacement supplier and receiving components from alternate suppliers could take several months. The Company depends upon its suppliers to deliver components that are free from defects, competitive in functionality and cost and in compliance with the Company's specifications and delivery schedules. Disruption in supply, a significant increase in the cost of one or more components, failure of a third party supplier to remain competitive in functionality or price, or the failure of a supplier to comply with any of the Company's procurement needs could delay or interrupt the Company's ability to manufacture and deliver its products to customers on a timely basis, thereby adversely affecting the Company's business, financial condition and results of operations.

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

RELIANCE ON CLIENT/SERVER MARKET; IMPROVING NETWORK RELIABILITY AND TOOLS

         The Company's business is dependent upon the continued acceptance of the client/server model of network computing. Although distributed network computing utilizing client/server architecture has gained increasing acceptance, there can be no assurance that use of this networking model will continue to grow or that it will not be replaced by new technologies for network computing, thereby rendering the Company's products obsolete. In addition, the market for the Company's switching products is driven in part by the inherent unreliability of client/server networks. As client/server networks continue to proliferate, however, server manufacturers and software developers or providers may develop greater reliability and better tools for managing networks. To the extent that greater reliability and better network management tools are successfully developed, the Company's switching products could be rendered obsolete, which would have a material adverse effect on the Company's business, financial condition and results of operations.

RISKS RELATING TO DEVELOPMENT OF EXPANDED RESELLER CHANNEL

         The Company expects to rely increasingly on resellers, including distributors, VARs and systems integrators, for the distribution and sale of its branded products, and the Company's strategy contemplates the expansion of its reseller channel both domestically and internationally. The Company's future success will depend in part on its ability to attract, train and motivate such resellers. There can be no assurance that the Company will be successful in expanding its reseller channel. The Company will be required to invest significant additional resources in order to expand its reseller channel, and there can be no assurance that the cost of the Company's investment in further developing this channel will not exceed the revenues generated from such investment. The Company provides and expects to continue providing discounts and other special pricing arrangements to its resellers. As a result of such discounts and other arrangements, the Company's gross margins on sales through resellers are expected to be lower than gross margins on direct sales. Although the Company's existing reseller arrangements generally do not afford material rights of return, as the Company expands its reseller channel, the Company expects that certain resellers will have significant rights of return. There can be no assurance that actual returns in the future will not have a material adverse effect on the Company's business, financial condition and results of operations. See "- Product Returns and Warranty Claims." The Company's agreements with its resellers generally are nonexclusive and may be terminated on short notice by either party without cause. The Company's resellers are not within the control of the Company, are not obligated to purchase products from the Company and frequently offer products of several different manufacturers, including products competitive with the Company's products.
There can be no assurance that these resellers will not give higher priority to the sale of such other products. A reduction in sales efforts by the Company's resellers could lead to reduced sales by the Company and could materially adversely affect the Company's business, financial condition and results of operations.

DEPENDENCE ON KEY PERSONNEL

         The Company is dependent in large part upon its ability to retain its key management and technical personnel. The future success of the Company will be highly dependent upon the personal efforts of management and technical personnel, and the loss of services of any one of them could have a material adverse effect on the Company's business, financial condition and results of operations. Mr. Kevin Hafer, the Company's President and Chief Executive Officer, is the only executive officer or employee with whom the Company has entered into an employment agreement and the only executive officer upon whom the Company maintains "key-man" life insurance. The Company's success will also be dependent in part upon its ability to attract, retain and motivate highly skilled employees. Competition for employees with the skills required by the Company, particularly engineering and other technical personnel, is intense, and there can be no assurance that the Company will be able to attract and retain highly skilled employees in sufficient numbers to sustain its current business or to support future growth.

MANAGEMENT OF GROWTH

         In recent periods, the Company has experienced rapid revenue and customer growth and expansion in the number of its employees, its product offerings and the scope and complexity of its financial systems. This growth has placed significant strain on the Company's management, operational and financial resources and has resulted in new and increased responsibilities for management personnel. There can be no assurance that the Company's management, personnel, systems, procedures and controls will be adequate to support the Company's existing and future operations. The Company's ability to effectively manage its recent growth and any future growth will require the Company to continue to implement and improve its operational, financial and information systems and will likely require additional management personnel. In addition, the Company believes that it must continue to develop greater engineering, marketing, sales and customer service capabilities in order to develop new products and product enhancements, secure new customers at a rate necessary to achieve desired growth and effectively serve the evolving needs of present and future customers. There can be no assurance that the Company will be successful in strengthening these capabilities. Without adequate management, engineering, product development, marketing and sales and customer service capabilities, the Company's ability to effectively manage its growth, expand and enhance its product line, further penetrate its existing markets and develop new markets will be significantly limited. If the Company's management is unable to effectively manage the Company's growth, the business, financial condition and results of operations of the Company will be materially adversely affected.

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

LIMITED PROTECTION OF PROPRIETARY RIGHTS; RISKS OF THIRD PARTY INFRINGEMENTS

         The Company's future success is dependent in part upon its ability to protect its proprietary rights in its products. The Company seeks to protect its intellectual property rights by invoking the benefits of the patent, trademark, copyright, trade secret and unfair competition laws of the United States, which afford only limited protection. The PTO has issued Patent Number 5,721,842 and Patent Number 5,884,096 to the Company for various aspects of its OUTLOOK and VIEWPOINT products and its OSCAR interface. The Company has various corresponding patent applications pending under the provisions of the Patent Cooperation Treaty (which permits the filing of corresponding foreign patent applications in numerous foreign countries within a limited time period). The Company also has other United States and foreign patent applications pending. There can be no assurance that any additional patents will issue from any of the Company's pending applications, that any patents will be issued in any additional countries where the Company's products can be sold, or that any claims allowed in the two U.S. patents or in any pending patent applications will be of sufficient scope or strength for, or provide meaningful protection or any commercial advantage to, the Company. Moreover, competitors of the Company may challenge the validity of, or be able to design around, the two U.S. patents or any other patents that may be issued to the Company. The laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus increase the likelihood of piracy of the Company's technology and products. There can be no assurance that the steps taken by the Company to protect its intellectual property rights will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

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

         The Company filed complaints for infringement of U.S. Patent Number 5,721,842 in United States District Court for the Western District of Washington at Seattle against Cybex and Rose Electronics on February 25, 1998, and against CCC on June 1, 1998. The complaints allege that the products manufactured and sold by each defendant embody the inventions claimed in U.S. Patent Number 5,721,842 and sought injunctive relief, damages, attorneys' fees and costs.

         The defendants in the Cybex and Rose lawsuits each filed counterclaims seeking to recover the expenses of the litigation (including fees and costs) and to obtain a declaratory judgment that their respective products do not infringe the 5,721,842 patent and that the 5,721,842 patent was invalid and unenforceable. The Cybex and Rose lawsuits were consolidated for discovery but not for trial, and trial dates in the Cybex and Rose lawsuits were set for November, 1999. In early 1999, Cybex filed multiple motions for partial summary judgment, and brought a patent interference proceeding with the PTO seeking to invalidate the 5,721,842 patent and claim ownership of the invention claimed by the 5,721,842 patent as a result of a prior patent, United States Patent No. 5,732,212, which was formerly owned by Fox Network Systems Corporation, a company Cybex recently acquired.

         Rather than proceeding simultaneously in two different forums (with the attendant duplicative expenses), the Company agreed with Cybex to seek expedited consideration by the PTO of the patent issues raised in the District Court litigation, reserving its right to reinstate the District Court lawsuit at the conclusion of that process. Pursuant to a mutual agreement and stipulation between the Company and Cybex, the District Court lawsuit was dismissed without prejudice, and the parties agreed that the patent issues raised in connection with the District Court lawsuit should be initially determined by the Board of Appeals and Interpretations of the PTO. The Company and Cybex also jointly requested the District Court to urge accelerated consideration of these issues by the PTO. The Company also entered into a mutual agreement and stipulation with Rose dismissing the Rose lawsuit without prejudice pending the PTO's decision. At the conclusion of the PTO proceeding, the District Court lawsuits can be reinstated upon the request of any party.

         The complaint in the CCC lawsuit was filed but has not been formally served on CCC. Under the present schedule imposed by the Court, the Company must decide by the end of March 1999 whether to cause the litigation to become active by serving the complaint or to permit the case to be dismissed without prejudice. In view of the PTO's consideration of the patent issues raised in the Cybex and Rose litigation, the Company has asked the District Court to stay the CCC litigation pending the PTO's decision.

         The Company may initiate claims or litigation against additional third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. The existing litigation, and any other litigation relating to the Company's intellectual property to which the Company becomes a party, is subject to numerous risks and uncertainties, and there can be no assurance that the Company will be successful in any such litigation. The existing litigation or other litigation by or against the Company could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation results in a favorable determination for the Company. In the event of an adverse result in this litigation or any other such litigation, the Company could be required to pay substantial damages, suspend or cease the manufacture, use and sale of any infringing products it manufactures or sells, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to the infringing technology. There can be no assurance that the Company would be successful in such development or that such licenses would be available on reasonable terms, or at all, and any such development or license could require expenditures by the Company of substantial time and other resources. In the event that any third party makes a successful claim against the Company or its customers and a license is not made available to the Company on commercially reasonable terms, the Company's business, financial condition and results of operations would be adversely affected.

INCREASED DEMANDS ON CUSTOMER SERVICE OPERATIONS

         Continued growth of the Company's branded sales is likely to be accompanied by increasing demands on the Company's customer service operations. As a result of the Company's commitment to a high level of customer service, the Company is likely to need to invest significant resources in the maintenance and improvement of its customer service resources. Any failure to maintain adequate customer service could cause customer dissatisfaction, result in reduced sales of the Company's products and, accordingly, materially adversely affect the Company's business, financial condition and results of operations.

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

LIMITED INDEPENDENT OPERATING HISTORY

         The business of the Company was operated as a division of, and was provided financial and operational support by, Apex Computer Company (the "Predecessor") through January 1993. In February 1993, the net assets of that division were spun off as a dividend to the sole shareholder of the Predecessor, who contributed those assets to the Company as its initial capital. The historical core business of the Company, computer maintenance services, was discontinued in mid-1994. As a company with limited independent operating history, the Company is subject to the risks inherent in a new business enterprise, including limited predictability of future operating results, competition from more established businesses, limited financial resources, limited management resources, limited sales and distribution capabilities, limited technical personnel resources and vulnerability to adverse economic conditions. Although the Company was profitable for the years ended December 31, 1994 through 1998, there can be no assurance that growth in net sales will continue or that the Company will be able to achieve or sustain profitability on a quarterly or annual basis in the future.

ITEM 2.  DESCRIPTION OF PROPERTY.

         On March 8, 1999, the Company began a five-year lease of approximately 117,000 square feet in an industrial office building in Redmond, Washington. The initial base rent under this lease is approximately $90,000 per month, plus taxes, insurance and maintenance. The 117,000 square foot leased premises has approximately 40,000 more square feet than the Company currently needs, and the Company intends to sublease the excess space until needed for planned expansion. However, there can be no assurance that the Company will be successful in subleasing that excess space.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company filed complaints for infringement of U.S. Patent Number 5,721,842 in United States District Court for the Western District of Washington at Seattle against Cybex and Rose Electronics on February 25, 1998, and against CCC on June 1, 1998. The complaints allege that the products manufactured and sold by each defendant embody the inventions claimed in U.S. Patent Number 5,721,842 and sought injunctive relief, damages, attorneys' fees and costs.

         The defendants in the Cybex and Rose lawsuits each filed counterclaims seeking to recover the expenses of the litigation (including fees and costs) and to obtain a declaratory judgment that their respective products do not infringe the 5,721,842 patent and that the 5,721,842 patent was invalid and unenforceable. The Cybex and Rose lawsuits were consolidated for discovery but not for trial, and trial dates in the Cybex and Rose lawsuits were set for November, 1999. In early 1999, Cybex filed multiple motions for partial summary judgment, and brought a patent interference proceeding with the PTO seeking to invalidate the 5,721,842 patent and claim ownership of the invention claimed by the 5,721,842 patent as a result of a prior patent, United States Patent No. 5,732,212, which was formerly owned by Fox Network Systems Corporation, a company Cybex recently acquired.

         Rather than proceeding simultaneously in two different forums (with the attendant duplicative expenses), the Company agreed with Cybex to seek expedited consideration by the PTO of the patent issues raised in the District Court litigation, reserving its right to reinstate the District
Court lawsuit at the conclusion of that process. Pursuant to a mutual agreement and stipulation between the Company and Cybex, the District Court lawsuit was dismissed without prejudice, and the parties agreed that the patent issues raised in connection with the District Court lawsuit should be initially determined by the Board of Appeals and Interpretations of the PTO. The Company and Cybex also jointly requested the District Court to urge accelerated consideration of these issues by the PTO. The Company also entered into a mutual agreement and stipulation with Rose dismissing the Rose lawsuit without prejudice pending the PTO's decision. At the conclusion of the PTO proceeding, the District Court lawsuits can be reinstated upon the request of any party.

         The complaint in the CCC lawsuit was filed but has not been formally served on CCC. Under the present schedule imposed by the Court, the Company must decide by the end of March 1999 whether to cause the litigation to become active by serving the complaint or to permit the case to be dismissed without prejudice. In view of the PTO's consideration of the patent issues raised in the Cybex and Rose litigation, the Company has asked the District Court to stay the CCC litigation pending the PTO's decision.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         No matters were submitted for a vote of the shareholders in the fourth quarter of 1998.

                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK; HOLDERS OF RECORD

         The Company's Common Stock is quoted on the Nasdaq National Market System under the symbol "APEX." The following table shows the high and low sales prices for the Common Stock for the periods indicated, as reported by the Nasdaq National Market System.

                                                                        HIGH             LOW
                                                                       ------           ------
         Quarter ended December 31, 1998                               $20.83           $ 7.58
         Quarter ended September 25, 1998                              $23.50           $10.50
         Quarter ended June 26, 1998                                   $20.83           $15.00
         Quarter ended March 27, 1998                                  $21.17           $14.00

         Quarter ended December 31, 1997                               $26.42           $12.33
         Quarter ended September 26, 1997                              $27.83           $12.50
         Quarter ended June 27, 1997                                   $14.09           $ 4.59
         Quarter ended March 28, 1997                                  $ 7.00           $ 5.42

         As of March 4, 1999, there were 53 holders of record of the Company's Common Stock. All prices above reflect a three-for-two stock split effective March 4, 1999.

DIVIDEND POLICY

         No cash dividends were declared or paid in 1998, 1997 or 1996, and for the foreseeable future, the Company expects to retain earnings to finance the expansion and development of its business. The payment of dividends is within the discretion of the Company's Board of Directors and will depend on the earnings, capital requirements and operating and financial condition of the Company, among other factors. In addition, the Company's line of credit facility prohibits the payment of dividends if any loans are outstanding under such facility.

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

ITEM 6.  SELECTED FINANCIAL DATA

(Amounts in thousands, except per share data. Income before extraordinary item and per share data pro forma for 1995 and 1994.)


                                                             1998        1997        1996       1995        1994
                                                           -------     -------     -------    -------      ------

Net sales..............................................    $75,640     $55,390     $33,622    $19,671      $7,311

Income before extraordinary item.......................    $15,710     $10,468     $ 3,608    $ 2,344      $1,017

Basic per share income before extraordinary item ......    $  0.78     $  0.59     $  0.42    $  0.20      $ 0.08

Diluted per share income before extraordinary item ....    $  0.75     $  0.55     $  0.29    $  0.20      $ 0.08

Total assets...........................................    $73,398     $55,271     $11,953    $ 9,048      $2,338

Long-term obligations and preferred stock..............         --          --     $28,316    $28,819      $  225

Cash dividends declared per share......................         --          --          --     $ 0.08      $ 0.07


Per share data above reflects a three-for-two stock split effective
March 4, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE INFORMATION IN THIS ITEM 7 - "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS RELATING TO THE COMPANY'S REVENUES, EXPENSES, MARGINS, LIQUIDITY AND CAPITAL NEEDS. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "DESCRIPTION OF BUSINESS - RISK FACTORS."

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

         In December 1995, the Company effected a leveraged recapitalization (the "Leveraged Recapitalization") pursuant to which (i) the Company redeemed from one of its shareholders Common Stock representing a 50% voting interest in the Company prior to the Leveraged Recapitalization for approximately $12.5 million in cash and a Class B Subordinated Promissory Note in the principal amount of $10.0 million, and (ii) the Company sold to a group of entities affiliated with TA Associates, Inc. (the "TA Group") Common Stock and Series A Redeemable and Convertible Preferred Stock representing a 50% voting interest in the Company after the Leveraged Recapitalization for $2.5 million and sold to the TA Group Class A Subordinated Promissory Notes in the aggregate principal amount of $10.0 million. As part of the Leveraged Recapitalization in late 1995, Mr. Hafer was granted stock options for 1,058,820 shares of the Company's Common Stock. Since that date, Mr. Hafer has received additional awards of stock options for Company Common Stock, and he has exercised a number of his stock options and now holds 483,774 shares of Apex Common Stock.

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

         A substantial portion of the Company's sales are concentrated among a limited number of original equipment manufacturers that purchase the Company's switching systems on a private-label basis ("OEMs" and "OEM customers"). For 1998, 1997, and 1996, sales to the Company's OEM customers represented approximately 60%, 65%, and 71% of the Company's net sales, respectively. IBM accounted for 18% of the Company's net sales in 1996.

         The Company's is increasing the mix of sales of branded switching products to other manufacturers of servers and related networking products, who integrate and sell Apex-brand switches with their own products. The Company does not have contracts with any of these customers, who are obligated to purchase products from the Company only pursuant to binding purchase orders.

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

         In February 1998, the Company signed an agreement for a five-year lease of approximately 117,000 square feet in an industrial office building in Redmond, Washington for scheduled occupancy in April 1999. The initial base rent under the lease, portions of which will be allocable to cost of sales and to general and administrative expense, is approximately $90,000 per month, plus taxes, insurance and maintenance, an increase of approximately $75,000 over the Company's current monthly rent. Consequently, beginning in April 1999, the Company's gross margin and net income may be adversely affected by the Company's increased rent expense. See "Description of Property."

         As noted above, Mr. Hafer has exercised stock options for Company Common Stock, and he now holds 483,774 shares of Company Common Stock. Since November, 1997, Mr. Hafer has been selling (and/or making gifts of) approximately 30,000 to 37,500 shares of Apex Common Stock each quarter. Mr. Hafer has informed the Company that he intends to continue this disciplined selling program on a regular quarterly basis. Mr. Hafer has also informed the Company that, in order to diversify his investments and to provide liquidity, on one or more occasions over the next year or two he is likely to substantially increase the number of shares of Apex Common Stock that he sells over and above the number he sells on a regular quarterly basis.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales:


                                                                                       YEARS ENDED DECEMBER 31,
                                                                                     ------------------------------
                                                                                      1998        1997        1996
                                                                                     ------      ------      ------
Net sales.......................................................................     100.0%      100.0%      100.0%
Cost of sales...................................................................      53.1        55.0        57.2
                                                                                     -----       -----       -----
    Gross margin................................................................      46.9        45.0        42.8
                                                                                     -----       -----       -----
Operating expenses:
    Research and development....................................................       4.2         3.7         2.9
    Sales and marketing.........................................................       7.6         8.0         7.4
    General and administrative..................................................       7.3         6.8        10.7
                                                                                     -----       -----       -----
        Total operating expenses................................................      19.1        18.5        21.0
                                                                                     -----       -----       -----
Income from operations..........................................................      27.8        26.5        21.8
Interest income (expense) and other ............................................       3.5         1.7        (5.6)
                                                                                     -----       -----       -----
Income before income taxes and extraordinary item...............................      31.3        28.2        16.2
Provision for income taxes .....................................................      10.5         9.3         5.5
                                                                                     -----       -----       -----
Income before extraordinary item ...............................................      20.8        18.9        10.7
Extraordinary item - loss on early extinguishment of debt, net of applicable
   income tax benefit...........................................................       --         (0.3)         --
                                                                                     -----       -----       -----
Net income .....................................................................      20.8%       18.6%       10.7%
                                                                                     -----       -----       -----
                                                                                     -----       -----       -----

YEARS ENDED DECEMBER 31, 1998 AND 1997

         NET SALES. The Company's net sales consist of sales of stand-alone switching systems and integrated server cabinet solutions. Net sales increased 37% to $75.6 million for 1998 from $55.4 million for 1997. This increase was due primarily to increased demand for stand-alone switching systems from private-label OEM customers, and, to a lesser extent, to increased demand for Apex-brand products. On a percentage basis, private-label OEM sales for 1998 increased 25% over 1997, and sales of Apex-brand switching systems and integrated server cabinet solutions for 1998 increased 58% over 1997. Private-label OEM sales and sales of Apex-brand products represented 60% and 40%, respectively, of net sales for 1998, compared to 65% and 35%, respectively, of net sales for 1997.

         GROSS MARGIN. Gross margin is affected by a variety of factors, including: the ratio of OEM sales to branded sales, as OEM sales typically have lower gross margins than branded sales; product mix, including the percentage of integrated server cabinet solution sales, which generally have lower gross margins than sales of stand-alone switching systems; raw materials and labor costs; new product introductions by the Company and its competitors; and the level of outsourcing of manufacturing and assembly services by the Company. Gross margin increased to 46.9% for 1998 from 45.0% for 1997, due primarily to growth in the Company's branded switch sales, and to a lesser extent, higher overall sales levels which absorb fixed expenses.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses include compensation for engineers and materials costs, and are expensed as they are incurred. Research and development expenses increased to $3.2 million in 1998 from $2.0 million in 1997. As a percentage of net sales, research and development expenses increased to 4.2% in 1998 from 3.7% in 1997. The increases in absolute dollars and as a percentage of net sales were due primarily to increased product development spending and, to a lesser extent, more compensation expense associated with increased staffing. The Company believes that the timely development of innovative new products and enhancements to existing products is essential to maintaining its competitive position and, therefore, expects research and development expenditures to increase in absolute dollars.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses include advertising, promotional material, trade show expenses and sales and marketing personnel costs, including sales commissions and travel. Sales and marketing expenses increased to $5.7 million in 1998 from $4.4 million for 1997. As a percentage of net sales, sales and marketing expenses decreased to 7.6% from 8.0% in 1997. The increase in absolute dollars was due primarily to increased sales commissions and personnel costs associated with increased staffing levels, and higher advertising and tradeshow expenses. The Company expects these expenditures to increase in absolute dollars as it seeks to increase its branded and international sales.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include personnel costs for administration, finance, human resources and general management, as well as rent, utilities and legal and accounting expenses, and provision for Washington State's gross receipts tax. General and administrative expenses for 1998 increased to $5.6 million from $3.7 million for 1997. As a percentage of net sales, general and administrative expenses increased to 7.3% in 1998 from 6.8% in 1997. The increases in absolute dollars and as a percentage of net sales were due to increases in incentive compensation, legal and accounting costs. The Company expects that general and administrative expenses will continue to increase to support the growth of the business.

         INTEREST INCOME (EXPENSE) AND OTHER, NET. Net interest income was $2.6 million in 1998, up from $0.9 million in 1997. The Company's cash and short-term investments increased significantly as a result of the Company's 1998 operations and from the Company's IPO in February 1997, and follow-on offering in August 1997.

         PROVISION FOR INCOME TAXES. The provision for income taxes was approximately $7.9 million for 1998. The effective federal tax rate for 1998 was approximately 33.5%, compared to 32.9% for 1997.

         NET INCOME. Net income increased to $15.7 million for 1998 from $10.3 million net income for 1997, as a result of the above factors. As a percentage of net sales, net income increased to 20.8% in 1998 from 18.6% in 1997.

YEARS ENDED DECEMBER 31, 1997 AND 1996

         NET SALES. Net sales increased 65% to $55.4 million for 1997 from $33.6 million for 1996. This increase was due primarily to increased demand for stand-alone switching systems from private-label OEM customers, and, to a lesser extent, to increased demand for Apex-brand products. On a percentage basis, private-label OEM sales for 1997 increased 51% over 1996, and sales of Apex-brand switching systems and integrated server cabinet solutions for 1997 increased 99% over 1996. Private-label OEM sales and sales of Apex-brand products represented 65% and 35%, respectively, of net sales for 1997, compared to 71% and 29%, respectively, of net sales for 1996.

         GROSS MARGIN. Gross margin increased to 45.0% for 1997 from 42.8% for 1996, due primarily to shifts in the Company's product mix to a larger percentage of switch sales, and to a lesser extent, lower levels of warranty expense.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased to $2.0 million for 1997 from $965,000 for 1996. As a percentage of net sales, research and development expenses increased to 3.7% in 1997 from 2.9% in 1996. The increases in absolute dollars and as a percentage of net sales were due primarily to increased project spending and, to a lesser extent, increased compensation expense associated with increased staffing levels.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses increased to $4.4 million for 1997 from $2.5 million for 1996. As a percentage of net sales, sales and marketing expenses increased to 8.0% in 1997 from 7.4% in 1996. The increases in absolute dollars and as a percentage of net sales were due primarily to increased sales commissions and personnel costs associated with increased staffing levels, and increased advertising and tradeshow expenses.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for 1997 increased slightly to $3.7 million from $3.6 million for 1996. As a percentage of net sales, general and administrative expenses declined to 6.8% in 1997 from 10.7% in 1996. Increased personnel costs, including compensation expense associated with the addition of a Chief Financial Officer and a Corporate Controller in late 1996, and increased legal, accounting and other costs relating to the Company's being publicly held were partially offset by the elimination of deferred compensation associated with the Leveraged Recapitalization and, to a lesser extent, decreased bad debt expense.

         INTEREST INCOME (EXPENSE) AND OTHER, NET. Net interest income was $781,000 in 1997. Net interest expense was $1.9 million in 1996. The increase in net interest income for 1997, compared to 1996's interest expense, resulted from elimination of all Company long-term debt immediately following the February 1997 IPO, and from interest income earned on the approximately $30.3 million of net proceeds from the Company's August 1997 follow-on offering.

         PROVISION FOR INCOME TAXES. The provision for income taxes was approximately $5.1 million for 1997, compared to $1.9 million for 1996. The effective federal tax rate for 1997 was approximately 33%, compared to 34% for 1996. The rate declined due to the benefits associated with implementing a foreign sales corporation in 1997.

         NET INCOME. Net income increased to $10.3 million for 1997 from $3.6 million net income for 1996. As a percentage of net sales, net income increased to 18.6% in 1997 from 10.7% in 1996. The increase in absolute dollars and as a percentage of net sales were due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1998 the Company's principal sources of liquidity consisted of approximately $51.9 million in cash, cash equivalents, and current investments.

         In addition, the Company has a combined line of credit and letter of credit facility with a bank with aggregate borrowing capacity of $5.0 million at prime. Under the line of credit, the Company may borrow up to a specified amount based upon its accounts receivable. Under the letter of credit arrangement, the bank will issue commercial letters of credit up to an aggregate of $5.0 million (less any amounts outstanding under the line of credit). The combined line of credit and letter of credit facility has a maturity date of April 30, 1999. There were no borrowings under the line of credit and the letter of credit facility from January 1, 1996 through March 30, 1999, and all $5.0 million was available.

         The Company's operating activities generated cash of approximately $11.7 million for 1998, $6.6 million for 1997, and $670,000 for 1996. The increase in cash flow from operations in 1998, when compared with 1997, resulted primarily from increased net income. At December 31, 1998, the Company's OEM customers accounted for approximately 59% of the accounts receivable.

         The Company believes that existing cash balances, cash generated from operations and the funds available to it under credit facilities, together with the remaining proceeds from the IPO and from the follow-on offering, will be sufficient to fund its operations through 1998.

YEAR 2000

         THE YEAR 2000 PROBLEM. The Year 2000 Problem, also known as the "millennium bug" or simply "Y2K," had its origin earlier in this century when programmers writing software code employed two digits instead of four to represent the year in date fields. As a result, some computer systems and programs could fail or make miscalculations due to interpreting a date including "00" to mean the year 1900 rather than the year 2000. In addition, the Year 2000 Problem affects machines, equipment, and other systems that contain embedded technology (such as microcontrollers). Compounding the problem are two additional issues. First, some computer systems or programs may not recognize that the year 2000 is a leap year because the year 1900 was not a leap year. Second, some computer systems or programs make use of the digits "99" in the number portion of a date field to represent unknown values, and these systems or programs may not be able to interpret or calculate certain dates in the year 1999 (for example, 9/9/99).

         THE COMPANY'S PRODUCTS. The Company's products (other than EMERGE) are network switching devices that consolidate keyboard, video, and mouse functions from many computers or networks into one physical keyboard, video, and mouse. Since the Company's switching products function to pass on the information presented to them in the keyboard, video, and mouse signals and do not perform date calculations, the Company believes that its products (other than EMERGE) are year 2000 compliant. EMERGE, the Company's recently-introduced remote access device, uses Microsoft Windows NT as an operating system, and Microsoft has indicated that Windows NT is not yet fully year 2000 compliant. The Company is monitoring EMERGE'S year 2000 compliance, but believes there is some risk that the product may not be fully compliant by the year 2000. In the event that EMERGE does not successfully and timely achieve year 2000 compliance, there could be a material adverse effect on the Company's business, financial condition, and results of operation.

         THE COMPANY'S INTERNAL SYSTEMS. The Year 2000 Problem could affect computers, software programs, equipment, and other systems used by the Company. Accordingly, the Company is reviewing its internal computers, software programs, equipment, and other systems to ensure that they will be year 2000 compliant. The Company believes that it has identified substantially all of the major computers, software applications, equipment, and systems used in connection with its internal operations that must be modified, upgraded, or replaced to minimize the possibility of a material disruption to its business. The Company presently believes that these internal computer systems will be year 2000 compliant by mid-1999. The Company has received informal assurance from the provider of its MRP (materials resource planning) software that this software is year 2000 compliant. In addition to computers and related systems, the operation of the Company's office and facilities equipment, such as fax machines, photocopiers telephone switches, security systems, and other common devices may be affected by the Year 2000 Problem. The Company is currently assessing the potential effect of, and costs of remediating, the Year 2000 Problem on this equipment. The Company is in the process of formulating contingency plans in those areas where the Company feels there is some risk that a particular system may not be year 2000 compliant before the year 2000. While the historical costs of these efforts have not been, and estimated cost of these future efforts are not presently expected to be, material to the Company's financial condition or any year's results of operations, there can be no assurance that this is the case.

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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

         The market risk inherent in the Company's financial instruments represents the potential loss arising from adverse changes in interest rates. The Company is exposed to market risk in the area of interest rate changes impacting the fair value of its investment securities. The Company's investment policy is to manage its investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the investment of available funds. The Company diversifies the investment portfolio by investing in a variety of highly-rated investment-grade securities and through the use of different investment managers. The Company's marketable securities portfolio is primarily invested in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Market risk is estimated as the potential change in fair value in the investment portfolio resulting from a hypothetical 10 percent change in interest rates, which is not material at December 31, 1998. The Company holds investments until maturity and carries the securities at amortized cost, which approximates fair market value.

ITEM 8.  FINANCIAL STATEMENTS.

                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                 PAGE
                                                                                               ---------
         Report of Independent Accountants.................................................       F-2
         Consolidated Financial Statements:
               Consolidated Balance Sheets.................................................       F-3
               Consolidated Statements of Income...........................................       F-4
               Consolidated Statements of Changes in Shareholders' Equity (Deficit)........       F-5
               Consolidated Statements of Cash Flows.......................................       F-6
               Notes to Consolidated Financial Statements..................................    F-7 - F-14

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
Apex PC Solutions, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in shareholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Apex PC Solutions, Inc. and its subsidiary at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP
Seattle, Washington
January 27, 1999
Except as to 3-for-2 stock split and description of litigation described in Subsequent Event as to which the date is March 4, 1999

                             APEX PC SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

                                 (IN THOUSANDS)

                                                                                   1998         1997
                                                                                 -------      -------
                                     ASSETS
Current assets:
  Cash and cash equivalents..................................................    $34,585      $11,938
  Investments ...............................................................     17,339       28,145
                                                                                 -------      -------
    Total cash and investments...............................................     51,924       40,083
  Accounts receivable, less allowance for doubtful accounts..................     14,647        9,844
  Inventories................................................................      3,733        2,918
  Prepaid expenses...........................................................        285          243
  Deferred tax assets........................................................        702          555
                                                                                 -------      -------
    Total current assets.....................................................     71,291       53,643
                                                                                 -------      -------
Property and equipment, at cost..............................................      1,385        1,302
  Less accumulated depreciation..............................................        781          433
                                                                                 -------      -------
                                                                                     604          869
                                                                                 -------      -------
Investments and other........................................................      1,503          759
                                                                                 -------      -------
Total assets.................................................................    $73,398      $55,271
                                                                                 -------      -------
                                                                                 -------      -------
                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable...........................................................    $ 1,416      $   327
  Accrued wages and commissions..............................................        814          944
  Accrued warranty costs.....................................................        745          745
  Accrued income taxes.......................................................        278            -
  Other accrued expenses.....................................................        715          482
                                                                                 -------      -------
    Total current liabilities................................................      3,968        2,498
Deferred taxes...............................................................         23           35
                                                                                 -------      -------
Total liabilities............................................................      3,991        2,533
                                                                                 -------      -------
Commitments and contingencies

Shareholders' equity:
  Common stock, no par value;  100,000 shares authorized
   at December 31, 1998 and 1997; 20,315 and 20,151 shares
   issued and outstanding, respectively......................................     62,901       62,014
  Deferred compensation......................................................        (96)        (168)
  Retained earnings (deficit)................................................      6,602       (9,108)
                                                                                 -------      -------
    Total shareholders' equity...............................................     69,407       52,738
                                                                                 -------      -------
Total liabilities and shareholders' equity...................................    $73,398      $55,271
                                                                                 -------      -------
                                                                                 -------      -------

           The accompanying notes are an integral part of these consolidated financial statements.

                             APEX PC SOLUTIONS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          1998         1997         1996
                                                                        -------      -------      -------
Net sales............................................................   $75,640      $55,390      $33,622
Cost of sales........................................................    40,168       30,488       19,239
                                                                        -------      -------      -------
  Gross profit.......................................................    35,472       24,902       14,383
                                                                        -------      -------      -------
Research and development.............................................     3,167        2,044          965
Sales and marketing..................................................     5,739        4,446        2,481
General and administrative...........................................     5,573        3,744        3,609
                                                                        -------      -------      -------
  Total operating expenses...........................................    14,479       10,234        7,055
                                                                        -------      -------      -------
Income from operations...............................................    20,993       14,668        7,328
Interest income (expense) and other, net.............................     2,646          928       (1,859)
                                                                        -------      -------      -------
Income before income taxes and extraordinary item....................    23,639       15,596        5,469
Provision for income taxes...........................................     7,929        5,128        1,861
                                                                        -------      -------      -------
  Income before extraordinary item...................................    15,710       10,468        3,608
Extraordinary item - loss on early extinguishment of debt,
 net of related income tax benefit of $72............................       -           (141)         -
                                                                        -------      -------      -------
    Net income.......................................................   $15,710      $10,327      $ 3,608
                                                                        -------      -------      -------
                                                                        -------      -------      -------
Per share data:
Basic:
  Income before extraordinary item...................................    $ 0.78      $  0.59       $ 0.42
  Extraordinary item.................................................       -          (0.01)         -
                                                                        -------      -------      -------
  Net income.........................................................    $ 0.78      $  0.58       $ 0.42
                                                                        -------      -------      -------
                                                                        -------      -------      -------
Diluted:
  Income before extraordinary item...................................    $ 0.75      $  0.55       $ 0.29
  Extraordinary item.................................................       -          (0.01)         -
                                                                        -------      -------      -------
  Net income.........................................................    $ 0.75      $  0.54       $ 0.29
                                                                        -------      -------      -------
                                                                        -------      -------      -------
Weighted average shares used in computing per share data:
  Basic..............................................................    20,215       17,781        8,658
                                                                        -------      -------      -------
                                                                        -------      -------      -------
  Diluted............................................................    21,011       18,977       12,461
                                                                        -------      -------      -------
                                                                        -------      -------      -------

           The accompanying notes are an integral part of these consolidated financial statements.

                           APEX PC SOLUTIONS, INC.
    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
            FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                               (IN THOUSANDS)

                                           COMMON STOCK                     RETAINED
                                         ----------------      DEFERRED     EARNINGS
                                         SHARES    AMOUNT    COMPENSATION   (DEFICIT)     TOTAL
                                         ------   -------      -------       --------    --------
Balances, December 31, 1995.......        8,400   $   295      $(1,000)      $(23,043)   $(23,748)
Net income........................          -         -            -            3,608       3,608
Issuance of common stock options            -         170         (170)           -           -
Proceeds from employee stock
 plans and related tax benefit....          990       183          -              -           183
Amortization of deferred
 compensation.....................          -         -          1,077            -         1,077
                                         ------   -------      -------       --------    --------
Balances, December 31, 1996.......        9,390       648          (93)       (19,435)    (18,880)
Net income........................          -                      -           10,327      10,327
Proceeds from offerings of
 common stock.....................        7,125    58,844          -              -        58,844
Conversion of Series A
 redeemable and convertible
 preferred stock to common
 stock............................        3,600     2,205          -              -         2,205
Issuance of common stock options..                     99          (99)           -             -
Proceeds from employee stock
 plans and related tax benefit....           36       218          -              -           218
Amortization of deferred
 compensation.....................          -         -             24            -            24
                                         ------   -------      -------       --------    --------
Balances, December 31, 1997.......       20,151    62,014         (168)        (9,108)     52,738
Net income........................          -                      -           15,710      15,710
Cancellation of common stock
 options..........................          -         (15)          15            -          -
Proceeds from employee stock
 plans and related tax benefit....          164       902          -              -           902
Amortization of deferred
 compensation.....................          -         -             57            -            57
                                         ------   -------      -------       --------    --------
Balances, December 31, 1998.......       20,315   $62,901      $   (96)      $  6,602    $ 69,407
                                         ------   -------      -------       --------    --------
                                         ------   -------      -------       --------    --------

           The accompanying notes are an integral part of these consolidated financial statements.

                             APEX PC SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                 (IN THOUSANDS)

                                                                            1998         1997         1996
                                                                          --------     --------     -------
Cash flows from operating activities:
  Net income.......................................................       $ 15,710     $ 10,327     $ 3,608
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization..................................            348          243         154
    Amortization of deferred compensation..........................             57           25       1,077
    Extraordinary loss on early extinguishment of debt.............            -            213         -
    Deferred taxes.................................................           (159)         265        (732)
    Changes in:
      Accounts receivable, net.....................................         (4,803)      (3,674)     (1,671)
      Inventories, net.............................................           (815)      (1,265)       (395)
      Prepaid expenses.............................................            (42)        (113)         (6)
      Other assets.................................................            (93)          64         (69)
      Accounts payable.............................................          1,089         (204)       (399)
      Accrued wages and commissions................................           (130)         390      (1,185)
      Accrued warranty costs.......................................            -            115         630
      Accrued income taxes.........................................            278            6         -
      Other accrued expenses.......................................            233          194        (342)
                                                                          --------     --------     -------
        Total adjustments..........................................         (4,037)      (3,741)     (2,938)
                                                                          --------     --------     -------
        Net cash provided by operating activities..................         11,673        6,586         670
                                                                          --------     --------     -------
Cash flows from investing activities:
  Purchases of investments.........................................        (38,081)     (28,886)        -
  Sales of investments.............................................         48,236          -           -
  Purchases of property and equipment..............................            (83)        (643)       (374)
                                                                          --------     --------     -------
        Net cash provided by (used in) investing activities........         10,072      (29,529)       (374)
                                                                          --------     --------     -------
Cash flows from financing activities:
  Proceeds from Public Offerings of common stock...................            -         59,159         -
  Repayments of long-term debt and capital lease...................            -        (25,615)       (720)
  Redemption of Series B redeemable preferred stock................            -         (1,000)        -
  Proceeds from  employee stock plans and related tax benefit......            902          218         183
  Payment of deferred offering costs...............................            -            -          (316)
                                                                          --------     --------     -------
        Net cash provided by (used in) financing activities........            902       32,762        (853)
                                                                          --------     --------     -------
Net increase (decrease) in cash and cash equivalents...............         22,647        9,819        (557)
Cash and cash equivalents at beginning of period...................         11,938        2,119       2,676
                                                                          --------     --------     -------
Cash and cash equivalents at end of period.........................       $ 34,585     $ 11,938     $ 2,119
                                                                          --------     --------     -------
                                                                          --------     --------     -------
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest...........................       $    -       $    287     $ 1,913
                                                                          --------     --------     -------
                                                                          --------     --------     -------
  Cash paid for Federal income taxes...............................       $  7,262     $  4,630     $ 2,532
                                                                          --------     --------     -------
                                                                          --------     --------     -------
  Conversion of Series A preferred stock into common stock.........       $    -       $  2,205     $   -
                                                                          --------     --------     -------
                                                                          --------     --------     -------

           The accompanying notes are an integral part of these consolidated financial statements.

                            APEX PC SOLUTIONS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

PROPERTY AND EQUIPMENT

         Depreciation of property and equipment is computed on the basis of estimated useful lives ranging from three to seven years using the straight-line method. Maintenance and repairs are charged to expense as incurred. Significant betterments are capitalized. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the statement of income.

REVENUE RECOGNITION

         Revenue on equipment sales is recognized upon shipment, net of allowances for potential returns. Certain customer contracts require equipment installation at the customer's location and in those circumstances, revenue is recognized after completion of the installation.

STOCK SPLITS

         On January 22, 1996 all outstanding shares of common stock were split two for one. On December 9, 1996, all outstanding shares of common stock were split four for one. On March 4, 1999, the Company effected a three-for-two stock split in the form of a stock dividend. Shareholders of record as of February 10, 1999 received one additional share of common stock for every two shares they owned on that date. Share and per share data for all periods presented herein have been adjusted to give effect to the splits.

EARNINGS PER SHARE

         Prior to December 31, 1997, the Company presented pro forma income per share based on the weighted average number of shares of common stock and common equivalent shares outstanding, adjusted for stock splits retroactively applied to all periods presented (see Shareholders' Equity). Common stock and common stock equivalents issued at prices below the initial public offering ("IPO") price of $6.00 during the 12 months immediately preceding the date of the initial filing of the Registration Statement for the Company's IPO in February 1997 were included in the calculation of earnings per share, using the treasury stock method based on the assumed IPO price, as if the common stock equivalents were outstanding for all periods presented.

         Effective December 31, 1997, the Company began reporting earnings per share in accordance with Statement of Financial Accounting Standards Number 128 ("SFAS 128"). SFAS 128 requires the presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders (net income, in the Company's case) by the weighted average common shares outstanding. Diluted earnings per share is computed in a manner similar to computing basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential stock option common shares had been issued. The number of dilutive common shares is computed using the treasury stock method.

         The following table summarizes the computation of shares for basic and diluted earnings per share under SFAS 128 for the years ended December 31:

                                                                          1998       1997       1996
                                                                         ------     ------     ------
     Basic weighted average shares use in computing basic earnings
      per share.....................................................     20,215     17,781      8,658

     Dilutive effect of:
       Potential additional common shares (treasury stock method):
         Stock options..............................................        796        713        203
         Series A preferred stock ..................................        -          483      3,600
                                                                         ------     ------     ------
     Diluted weighted average shares use in computing diluted
      earnings per share............................................     21,011     18,977     12,461
                                                                         ------     ------     ------
                                                                         ------     ------     ------

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

CONCENTRATIONS OF CUSTOMER BASE AND CREDIT RISK

         One of the Company's OEM customers accounted for 43%, 51%, and 30% of the Company's net sales for the years ended December 31, 1998, 1997 and 1996, respectively. The receivable from this customer totaled approximately 45% and 48% of trade receivables at December 31, 1998 and 1997, respectively. For the year ended December 31, 1996, the Company had sales to two other OEM customers which accounted for 18% and 15% of net sales.

         The Company sells a significant portion of its products to a small number of computer industry customers: 71% of total sales for the year ended December 31, 1998 were derived from eight customers. The Company's operating results could be adversely affected if the financial condition and results of operations of these key customers decline.

         For the remaining customers, management believes concentrations of credit risk with respect to trade receivables are limited due to the nature of the customers comprising the Company's customer base. The Company performs credit reviews on major new customers, but rarely requires collateral.

         The Company sells its products internationally, and export sales were approximately $24,035, $17,356 and $6,573 for the years ended December 31, 1998, 1997 and 1996, respectively.

         The Company places cash and investments in high quality financial institutions and limits the credit exposure from any one institution or instrument. To date, the Company has not experienced losses on any of these investments.

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

WARRANTY COSTS

         The Company provides, by a current charge to operations, the estimated cost of future warranty obligations for products sold to date.

RESEARCH AND DEVELOPMENT

         Research and development costs are charged to expense as incurred.

ADVERTISING

         The Company expenses advertising costs as incurred. Advertising expense was $1,097, $1,426 and $1,045 for the years ended December 31, 1998, 1997 and 1996, respectively.

ACCOUNTS RECEIVABLE:

         Accounts receivable consist of the following at December 31:

                                                                1998        1997
                                                              -------     -------
Trade receivables...........................................  $15,068     $10,180
Less allowance for doubtful accounts........................     (421)       (336)
                                                              -------     -------
                                                              $14,647     $ 9,844
                                                              -------     -------
                                                              -------     -------

INVENTORIES:

         Inventories consist of the following at December 31:

                                                                1998       1997
                                                              ------      ------
Raw materials...............................................  $  922      $  979
Work-in-process.............................................   1,139         909
Finished goods..............................................   1,672       1,030
                                                              ------      ------
                                                              $3,733      $2,918
                                                              ------      ------
                                                              ------      ------

LINE OF CREDIT AND LETTERS OF CREDIT:

         Under the terms of a credit agreement with a bank, the Company has a combined line of credit and letter of credit facility with a bank with aggregate borrowing capacity of $5,000 at prime. Under the line of credit, the Company may borrow up to a specified amount based upon its accounts receivable. Under the letter of credit arrangement, the bank will issue commercial letters of credit up to an aggregate of $5,000 (less any amounts outstanding under the line of credit). The agreement includes various restrictive covenants which, among other things require the Company to maintain certain minimum working capital and net worth amounts. The combined line of credit and letter of credit facility has a maturity date of April 1999. There were no borrowings under the line of credit and the letter of credit facility from January 1, 1996 through December 31, 1998.

OPERATING LEASE COMMITMENTS:

         During 1998, the Company leased its facilities for base rent of $21 per month under an operating lease with a portion expiring April 30, 1999. The Company pays taxes, insurance, normal maintenance and certain other operating expenses in addition to the base rent.

         On February 24, 1998 the Company signed an agreement for a five year lease of approximately 117 square feet in an industrial office building being built in Redmond, Washington, for scheduled occupancy by the Company in April 1999. The initial base rent under this lease is approximately $90 per month, plus taxes, insurance and maintenance. The lease includes stated provisions of rent escalation, as reflected in the schedule of future minimum rents.

Future minimum payments as of December 31, 1998 under the non-cancelable operating lease described in the preceding paragraph were as follows:

Year Ended December 31:
   1999....................................................  $  721
   2000....................................................   1,082
   2001....................................................   1,082
   2002....................................................   1,172
   2003....................................................   1,190
   Thereafter..............................................     198
                                                             ------
                                                             $5,445
                                                             ------
                                                             ------

         Rent expense totaled $337, $269 and $217 for the years ended December 31, 1998, 1997 and 1996, respectively.

EMPLOYEE BENEFIT PLAN:

         The Company sponsors a 401(k) plan that covers eligible full-time employees. Employer matching contributions are made at the discretion of the Board of Directors. Employer contributions totaled $121, $84 and $59 for the years ended December 31, 1998, 1997 and 1996, respectively.

SHAREHOLDERS' EQUITY:

         The Company is authorized to issue 100,000 shares of voting common stock, no par value. At its discretion, the Board of Directors may declare dividends on shares of common stock. Upon liquidation or dissolution, holders of common stock will be paid only after Preferred Stock preferences have been satisfied.

         During 1995 the Company authorized and issued 300 shares of Series A Redeemable and Convertible Preferred Stock, no par value. All holders of Series A Redeemable and Convertible Preferred Stock were entitled to vote on all matters except election of directors with the holders of the common stock on an "as if converted" basis. Each share of Series A Redeemable and Convertible Preferred Stock was convertible into that number of shares as determined by dividing the original per share purchase price by a conversion price. The Series A Redeemable and Convertible Preferred Stock was convertible at the option of the holder or automatically upon sale of the Company's common stock in a Qualified Public Offering as defined in the Restated Articles of Incorporation or upon the vote of the holders of 2/3 of the outstanding Series A Redeemable and Convertible Preferred Stock in favor of conversion. As a result of the common stock splits, the shares of Series A Redeemable and Convertible Preferred Stock were convertible into 3,600 shares of common stock. Upon consummation of the Company's IPO in February 1997, the Series A Redeemable and Convertible Preferred Stock was converted into 3,600 shares of the Company's common stock.

         During 1995, the Company authorized and issued 200 shares of Series B Redeemable Preferred Stock, no par value, to an officer as compensation for future service. The Series B Redeemable Preferred Stock had no voting rights. At its discretion, the Board of Directors could declare dividends on shares of Series B Redeemable Preferred Stock. Upon liquidation or dissolution, after payment in full of the liquidation preferences to holders of Series A Redeemable and Convertible Preferred Stock, the holder of Series B Redeemable Preferred Stock was entitled to the redemption value of the shares plus all accrued and unpaid dividends. Under the terms of the officer's employment agreement, the shares vested ratably over a period of six years. On December 9, 1996, the employment agreement was modified whereby all 200 shares became fully vested on January 1, 1997. Under the terms of the amendment, 80 shares became redeemable at a price of $5 per share on January 1, 1997. The remaining 120 shares became redeemable at a price of $5 per share on the earlier of the closing of a Qualified Public Offering of the Company's stock, or if no such Qualified Public Offering occurred, 60 shares in each of December 2000 and 2001. The Series B Redeemable Preferred Stock was recorded at its redemption price of $5 per share with a corresponding charge to shareholders' equity (deficit) for deferred compensation. Pursuant to the amendment, deferred compensation of $1,000 was fully amortized to expense in 1996. In 1997, the Series B Redeemable Preferred Stock was fully redeemed by the Company.

STOCK OPTION AND PURCHASE PLANS:

         On December 9, 1996, the Company adopted an employee stock purchase plan (the "ESPP"), through which qualified employees of the Company may participate in stock ownership of the Company. Shares of common stock reserved for the ESPP total 375. The price of shares purchased under the ESPP is the lower of 85% of the fair market value of the shares on the first day of each quarterly offering period, or 85% of the fair market value of the shares on the last day of the quarterly offering period. Under the ESPP, the ESPP administrator will administer and interpret all rules and regulations applicable to the ESPP. Pursuant to the ESPP, 18 shares were issued at a weighted average price of $11.80 per share for the year ended December 31, 1998, and 24 shares were issued at a weighted average price of $7.32 per share for the year ended December 31, 1997.

         The Company has adopted an employee stock option plan (the "Plan"), which provides for nonqualified and incentive stock options for officers, directors, employees, and consultants, and reserved a total of 5,493 shares of common stock for issuance pursuant to the Plan. Options under the Plan will generally expire 10 years from the date of grant, or 5 years in the case of an optionee owning more than 10% of the voting power of all classes of stock. Under the Plan, the Plan administrator will fix the conditions for the exercise of the options. Purchase prices for common stock subject to options issued under the Plan generally approximate fair market value of the related shares at the date of grant. Generally, options vest over four years.

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

         Information regarding activity of the option Plan is as follows:

                                                                          WEIGHTED AVERAGE
                                                               SHARES      EXERCISE PRICE
                                                               ------     ----------------
Options outstanding, January 1, 1996........................   1,059         $  0.12
Options granted February 1996...............................     607            0.12
Options granted June 1996...................................     159            0.12
Options granted September 1996..............................     155            0.12
Options granted October 1996................................      36            0.33
Options exercised...........................................    (990)           0.13
                                                               -----
Options outstanding, December 31, 1996......................   1,026            0.13

Options granted January 1997................................      36            1.40
Options granted February 1997...............................      33            6.00
Options granted June 1997...................................     332           12.50
Options granted October 1997................................     122           15.75
Options cancelled...........................................      (3)           6.00
Options exercised...........................................     (17)           0.12
                                                               -----
Options outstanding, December 31, 1997......................   1,529            4.21

Options granted March 1998..................................     690           14.94
Options granted August 1998.................................     485           11.42
Options granted September 1998..............................      22           11.67
Options granted October 1998................................     300           16.75
Options granted November 1998...............................      15           19.25
Options granted December 1998...............................     488           17.33
Options cancelled...........................................    (152)           4.94
Options exercised...........................................    (146)           0.60
                                                               -----
Options outstanding, December 31, 1998......................   3,231           10.98
                                                               -----
                                                               -----
Options available for grant at December 31, 1998............   1,109
                                                               -----
                                                               -----

           The following table summarizes the weighted average fair values of stock options granted for the years ended December 31, 1998, 1997 and 1996:

                                                                            1998      1997      1996
                                                                           ------     -----     -----
Weighted average fair value of options granted whose exercise price
 was equal to the fair value of the stock on the date of grant.......      $10.13     $8.08     $0.05
Weighted average fair value of options granted whose exercise price
 was less than the fair value of the stock on the date of grant......         -       $3.40     $0.97

         For options issued in September and October 1996, and January 1997, deferred compensation expense was recorded in the amounts of the excess of the values of the underlying common stock based on an independent appraisal, over the option prices. No compensation expense has been recorded for options granted since January 1997 because the options granted were for prices equal to the fair value of the related shares, based on the closing sales price on the date of the grant.

         The following table summarizes information about fixed-price options outstanding at December 31, 1998:

                    NUMBER OF     WEIGHTED AVERAGE   WEIGHTED AVERAGE    NUMBER OF    WEIGHTED AVERAGE
    RANGE OF         OPTIONS          REMAINING          EXERCISE         OPTIONS         EXERCISE
 EXERCISE PRICES   OUTSTANDING    CONTRACTUAL LIFE         PRICE        EXERCISABLE        PRICE
----------------   -----------    ----------------   ----------------   -----------   ----------------
 $0.12 -   $1.40        816          7.1 Years             $ 0.18            382          $ 0.18
 $6.00 -  $14.94      1,491          9.2 Years             $13.17             35          $11.31
$15.75 -  $19.25        924          9.8 Years             $16.97             44          $15.75
                      -----                                                  ---
                      3,231          8.8 Years             $10.98            461          $ 2.51
                      -----                                                  ---
                      -----                                                  ---

         As of December 31, 1997, there were 32 options exerciseable at a weighted average exercise price of $3.15, and as of December 31, 1996, there were 35 options exerciseable at a weighted average exercise price of $0.12.

         The following table presents net income and per share amounts as if the Company accounted for compensation expense related to stock options and the ESPP under the fair value method prescribed by SFAS 123 for the years ended December 31:

                                                       1998        1997        1996
                                                      -------     -------     ------
Net income as reported .............................  $15,710     $10,327     $3,608
                                                      -------     -------     ------
                                                      -------     -------     ------
Net income pro forma ...............................  $14,316     $ 9,955     $3,476
                                                      -------     -------     ------
                                                      -------     -------     ------
Basic earnings per share as reported ...............  $  0.78     $  0.58     $ 0.42
                                                      -------     -------     ------
                                                      -------     -------     ------
Diluted earnings per share as reported .............  $  0.75     $  0.54     $ 0.29
                                                      -------     -------     ------
                                                      -------     -------     ------
Basic earnings per share pro forma..................  $  0.71     $  0.56     $ 0.40
                                                      -------     -------     ------
                                                      -------     -------     ------
Diluted earnings per share pro forma................  $  0.68     $  0.53     $ 0.28
                                                      -------     -------     ------
                                                      -------     -------     ------

         The fair value of each option granted in 1998 and 1997 was estimated on the date of grant using the Black-Scholes single option method. For options granted prior to 1997 the fair value of each option granted was estimated on the date of grant using the minimum value method. The following weighted average assumptions were used for grants in 1998, 1997 and 1996:

Assumption:                                             1998         1997            1996
                                                       -------      -------     --------------
Risk free interest rate............................     5.61%        5.98%      5.38% to 6.77%
Expected holding period............................    5 years      5 years        10 years
Dividend yield.....................................      0.0%         0.0%           0.0%
Expected volatility................................     80.0%        70.0%           0.0%

INCOME TAXES:

         The Company provides for income taxes under the principles of SFAS No.
109. This statement requires that income taxes be provided for taxes currently due and for expected future tax effects of the temporary differences between the book and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Deferred tax assets are reduced by valuation allowances when management determines that their realization is not likely.

The significant components of the Company's deferred tax assets and liabilities were as follows on December 31:

                                                                  1998     1997
                                                                  ----     ----
Deferred income tax assets:
  Receivable valuation.........................................   $147     $118
  Inventory valuation..........................................    220      135
  Accrued warranty costs.......................................    261      261
  Other .......................................................     74       41
                                                                  ----     ----
    Deferred income tax assets.................................    702      555
Deferred income tax liability:
  Depreciation.................................................     23       35
                                                                  ----     ----
    Net deferred tax asset.....................................   $679     $520
                                                                  ----     ----
                                                                  ----     ----


         Although realization is not assured, management believes that it is more likely than not that all of the net deferred tax asset will be realized through future taxable income.

         The income tax (benefit) provision consisted of the following:

                                                 YEARS ENDED DECEMBER 31,
                                              ------------------------------
                                               1998        1997        1996
                                              ------      ------      ------
Current....................................   $8,088      $4,791      $2,593
Deferred...................................     (159)        264        (732)
                                              ------      ------      ------
                                              $7,929      $5,055      $1,861
                                              ------      ------      ------
                                              ------      ------      ------

         Reconciliations of the effective income tax rate on income before taxes with the Federal statutory rates of 35% for 1998 and 1997 and 34% for 1996 were as follows:

                                                      YEARS ENDED DECEMBER 31,
                                                     -------------------------
                                                     1998       1997      1996
                                                     ----       ----      ----
Statutory Rate....................................   35.0%      35.0%     34.0%
Tax benefit of foreign sales corporation..........   (1.7)      (1.4)       -
Tax rate difference on income under $10,000.......     -        (0.6)       -
Other.............................................    0.2       (0.1)       -
                                                     ----       ----      ----
Effective tax rate................................   33.5%      32.9%     34.0%
                                                     ----       ----      ----
                                                     ----       ----      ----

         Tax benefits realized upon exercise of common stock options of $598, $99 and $56 for the years ended December 31, 1998, 1997 and 1996, respectively, have been accounted for as an increase to shareholders' equity.

SUBSEQUENT EVENT:

         The Company filed complaints for infringement of U.S. Patent Number 5,721,842 in United States District Court for the Western District of Washington at Seattle against Cybex Computer Products Corporation ("Cybex") and Rose Electronics on February 25, 1998, and against C-C-C Group plc and its subsidiaries ("CCC") on June 1, 1998. The complaints allege that the products manufactured and sold by each defendant embody the inventions claimed in U.S. Patent Number 5,721,842 and sought injunctive relief, damages, attorneys' fees and costs.

         The defendants in the Cybex and Rose lawsuits each filed counterclaims seeking to recover the expenses of the litigation (including fees and costs) and to obtain a declaratory judgment that their respective products do not infringe the 5,721,842 patent and that the 5,721,842 patent was invalid and unenforceable. The Cybex and Rose lawsuits were consolidated for discovery but not for trial, and trial dates in the Cybex and Rose lawsuits were set for November, 1999. In early 1999, Cybex filed multiple motions for partial summary judgment, and brought a patent interference proceeding with the U.S. Patent and Trademark Office ("PTO") seeking to invalidate the 5,721,842 patent and claim ownership of the invention claimed by the 5,721,842 patent as a result of a prior patent, United States Patent No. 5,732,212, which was formerly owned by Fox Network Systems Corporation, a company Cybex recently acquired.

         Rather than proceeding simultaneously in two different forums (with the attendant duplicative expenses), the Company agreed with Cybex to seek expedited consideration by the PTO of the patent issues raised in the District Court litigation, reserving its right to reinstate the District Court lawsuit at the conclusion of that process. Pursuant to a mutual agreement and stipulation between the Company and Cybex, the District Court lawsuit was dismissed without prejudice, and the parties agreed that the patent issues raised in connection with the District Court lawsuit should be initially determined by the Board of Appeals and Interpretations of the PTO. The Company and Cybex also jointly requested the District Court to urge accelerated consideration of these issues by the PTO. The Company also entered into a mutual agreement and stipulation with Rose dismissing the Rose lawsuit without prejudice pending the PTO's decision. At the conclusion of the PTO proceeding, the District Court lawsuits can be reinstated upon the request of any party.

         The complaint in the CCC lawsuit was filed but has not been formally served on CCC. Under the present schedule imposed by the Court, the Company must decide by the end of March 1999 whether to cause the litigation to become active by serving the complaint or to permit the case to be dismissed without prejudice. In view of the PTO's consideration of the patent issues raised in the Cybex and Rose litigation, the Company has asked the District Court to stay the CCC litigation pending the PTO's decision.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                   PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

EXECUTIVE OFFICERS AND DIRECTORS

NAME                                           AGE                                 POSITION
----                                           ---                                 --------
Kevin J. Hafer..........................       41         President, Chief Executive Officer and Director

Thomas M. Buiocchi......................       40         Vice President of Marketing

Barry L. Harmon.........................       45         Vice President, Chief Financial Officer and Treasurer

C. David Perry..........................       43         Vice President of Worldwide Sales

Samuel F. Saracino......................       47         Vice President of Business Development, General Counsel and
                                                             Secretary

Christopher L. Sirianni.................       45         Vice President

Jeffrey T. Chambers.....................       44         Director

Franz Fichtner..........................       47         Director

Edwin L. Harper.........................       54         Director

William McAleer.........................       47         Director


         Kevin J. Hafer has been President of the Company since June 1995, and has served as Chief Executive Officer of the Company since December 1995 and as a Director of the Company since January 1996. From February 1993 to June 1995, Mr. Hafer served as the General Manager of the Company, and from December 1989 to January 1993 he served as the Manager and Technical Operations Director of the Predecessor. Prior to joining the Company's predecessor, Mr. Hafer was employed at Harris Corporation from May 1979 to September 1989, serving in various management capacities.

         Thomas M. Buiocchi has been Vice President of Marketing of the Company since April 1998. From July 1997 to April 1998, Mr. Buiocchi was Vice President, Marketing, of Enron Marketing, an energy services company. From December 1994 to July 1997, Mr. Buiocchi was Executive Vice President and Chief Operating Officer of FMES Incorporated, also an energy services company. From December 1993 to December 1995, Mr. Buiocchi was Director of Planning for Hewlett-Packard Computer Systems Organization, part of Hewlett-Packard Corporation, a computer hardware company. From April 1992 to December 1993, Mr. Buiocchi was Director of Marketing for HP Personal Computer Systems Organization.

         Barry L. Harmon has been Vice President, Chief Financial Officer and Treasurer of the Company since January 1999. From February 1992 to January 1999, Mr. Harmon was employed at Electro Scientific Industries, Inc., and served as Vice President and Chief Financial Officer from January 1994 to January 1995, and as Senior Vice President and Chief Financial Officer from January 1995 to January 1999. Prior to 1992, Mr. Harmon spent six years with Citibank Global Private Bank as a Divisional Controller and Chief Financial Officer. Mr. Harmon also worked for Arthur Andersen LLP for seven years, serving as an Audit Manager for three years.

         C. David Perry has been Vice President of Worldwide Sales of the Company since November 1998. From March 1997 through September 1998, he served as Acer America Corporation's Vice President of Sales - Commercial Division. Mr. Perry was employed by Texas Instruments from 1979 until March 1997 and served as Director of North American channel sales for Texas Instruments from 1993 until 1997.

         Samuel F. Saracino has been Vice President of Business Development and General Counsel of the Company since February 1998, and Secretary of the Company since March 1998. From January 1984 to February 1998, Mr. Saracino was a partner at the Seattle law firm of Davis Wright Tremaine LLP, the Company's outside general counsel.

         Christopher L. Sirianni has been a Vice President of the Company since August 1996. From March 1994 to August 1996, Mr. Sirianni served as the Company's Director of Sales and Marketing. From August 1992 to February 1994, Mr. Sirianni served as the Director of Sales of Coastal Manufacturing, a metal fabrication company. Mr. Sirianni served as a consultant/sales executive for National Precision Bearing, a distributor, from November 1991 to June 1992. From September 1982 to October 1991, Mr. Sirianni served in various capacities, including Vice President of Sales and Marketing for Augat Communications, a telecommunications company.

         Jeffrey T. Chambers has served as a Director of the Company since January 1996. Mr. Chambers has been employed by TA Associates, Inc., a venture capital firm, or its predecessor, since 1980, has been a partner of affiliated venture funds since 1984 and is currently a Managing Director of TA Associates, Inc.

         Franz Fichtner has served as a Director of the Company since March 1998. Mr. Fichtner has been President of Diamond Multimedia Europe, a computer hardware company, since October 1997. From January 1995 to October 1997, Mr. Fichtner was President of 3Com Europe, a computer network company, and from January 1991 to January 1995 was Managing Director of 3Com GmbH.

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

         Edwin L. Harper has served as a Director of the Company since October 1996. From June 1996 through December 1998, Mr. Harper served as President and Chief Executive Officer of SyQuest Technology, a computer hardware company that filed a petition under Chapter 11 of the Bankruptcy Code in November 1998. From July 1993 to June 1996 Mr. Harper was employed as President and Chief Executive Officer of ComByte, Inc., and from June 1988 to May 1993 Mr. Harper served in various capacities, including President and Chief Executive Officer, at Colorado Memory Systems, Inc. Mr. Harper is also a Director of Network Associates, a network security management company.

         All members of the Board of Directors are elected to serve until their respective successors have been elected and qualified or until their earlier death, resignation or removal in the manner specified in the Company's Bylaws. The officers hold their respective offices until their respective successors have been elected, or their earlier death, resignation or removal in the manner specified by the Company's Bylaws.

KEY EMPLOYEE

         In addition to directors and executive officers, the Company has the following key employee:

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

         Based solely on its review of the copies of such forms received by the Company, or written representations from certain reporting persons, the Company believes that during fiscal 1998, all Section 16(a) filing requirements applicable to its directors, executive officers and ten-percent shareholders were complied with, except that (i) Thomas M. Buiocchi, the Company's Vice President of Marketing, filed SEC Form 3, relating to his initial ownership of securities in the Company, late and (ii) Franz Fichtner, a director, filed SEC Form 3, relating to his initial ownership of securities in the Company, late.

ITEM 11.  EXECUTIVE COMPENSATION.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF
DIRECTORS ON EXECUTIVE COMPENSATION

         The Compensation Committee (the "Committee") of the Board of Directors (comprised of two non-employee directors) reviews and approves individual officer salaries, incentive performance goals, and stock option grants. The Committee also reviews guidelines for compensation, bonus, and stock option grants for non-officer employees.

         The Company's overall compensation philosophy is to provide competitive levels of total compensation that will enable the Company to attract, motivate, retain, and reward qualified employees. The Committee believes that compensation should promote continued performance of corporate and personal goals and that any long-term incentive should be aligned with the interest of the Company's stockholders. The Company's executive compensation policies are designed to provide competitive levels of compensation to motivate officers to achieve the Company's business objectives and to reward these officers based on their achievements. The executive compensation program primarily consists of (i) base salary, (ii) incentive compensation in the form of an annual bonus, and (iii) stock options awarded under the Company's Employee Stock Plan.

         Compensation for the Company's executive officers (including the Named Executive Officers as defined below) consists of the following components:

         BASE SALARY. In setting compensation levels for executive officers, the Committee reviews several salary surveys detailing information relating to competitive compensation levels at other technology companies in the Pacific Northwest and, to a lesser extent, in California. Recommendations by management are examined by the Committee in the light of this reported information. Officer base compensation may vary based on tenure with the Company, experience, assessment of individual performance, duties and responsibilities, and other factors of importance to the success of the Company.

         INCENTIVE BONUSES. The incentive bonus program provides a variable compensation opportunity for the executive officers. Bonus payments are discretionary and based on a combination of the Company's corporate financial performance and individual officer performance relative to achievement of the pre-established specified management and strategic objectives. Target bonuses for executive officers range up to seventy-five percent of the base salary of the individual executive officer.

         STOCK OPTIONS. The Committee believes that stock ownership provides significant incentive to employees by providing an opportunity to receive additional compensation by increasing shareholder value. This compensation element aligns the interests of employees with those of the stockholders. The long-term incentive is realized through the granting of stock options to employees and eligible Named Executive Officers. Stock options have value for the employee only if the price of the Company's stock increases above the exercise price, which is typically set at the fair market value of the Common Stock on the date the stock option is granted. The number of shares awarded with each stock option grant is based on the employee's current and anticipated future performance and ability to promote achievement of strategic corporate goals and anticipated future performance. The Committee reviews Named Executive Officers' stock option holdings annually to determine whether additional grants are appropriate. Initial stock options granted generally vest over a four-year period commencing one year after the option grant, and subsequent grants are generally exercisable at the end of the initial vesting period, thus providing an incentive to remain employed with the Company.

         OTHER. In addition to the compensation paid to the Named Executive Officers as described above, executive officers and all other participating regular employees of the Company are eligible to receive an annual matching contribution up to a specified percentage (which is determined annually by the Board of Directors) of their eligible compensation under the Company's 401(k) plan. For 1998, the Company matched 100% of an employee's or officer's elective contribution up to 5% of eligible compensation. Executive officers, subject to plan provisions, and all other regular employees are also eligible to participate in the Company's Employee Stock Purchase Plan (which qualifies under
Section 423 of the Internal Revenue Code).

         The Compensation Committee annually reviews and approves the compensation of Kevin J. Hafer, the Company's President and Chief Executive Officer. In setting the compensation level for the Chief Executive

Officer, the Committee reviews competitive information reflecting compensation practices for technology companies and examines the Chief Executive Officer's performance relative to the Company's financial performance and his specific strategic objectives and goals. The Committee also considers the Chief Executive Officer's achievements against the same pre-established objectives and determines whether the Chief Executive Officer's base salary, bonus, and total compensation approximate the competitive range of compensation for chief executive officer positions in the technology industry. In establishing Mr. Hafer's 1998 compensation, the Committee reviewed Mr. Hafer's experience and past performance and compared them with chief executive officers of other companies.

                                        COMPENSATION COMMITTEE:
                                        Edwin L. Harper (Chairman)
                                        Jeffrey T. Chambers


         SUMMARY COMPENSATION TABLE. The following table summarizes all compensation earned by the Company's Chief Executive Officer and by the Company's other most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 (collectively, the "Named Executive Officers") for services rendered in all capacities during the fiscal years ended December 31, 1998, 1997 and 1996.

                                                                                       LONG-TERM
                                                             ANNUAL COMPENSATION      COMPENSATION
                                                           -------------------------  ------------
                                                                                         STOCK         ALL OTHER
       NAME AND PRINCIPAL POSITION                 YEAR     SALARY        BONUS         OPTIONS      COMPENSATION
       ---------------------------                 ----    --------    -------------  ------------  ---------------
       Kevin J. Hafer...........................   1998    $278,402    $120,313  (1)    199,500     $    8,000  (2)
       President and Chief Executive Officer       1997    $200,000    $167,500  (3)    240,375     $   10,119  (2)
                                                   1996    $157,692    $164,707  (4)     36,000     $1,009,619  (2)

       Christopher L. Sirianni..................   1998    $155,769    $ 37,500  (5)        -       $    7,788  (6)
       Vice President                              1997    $145,000    $108,750  (7)     33,000     $    8,000  (6)
                                                   1996    $ 89,123    $148,396  (8)    198,000     $    4,456  (6)

       Thomas M. Buiocchi (9)...................   1998    $128,077    $ 53,633 (10)    300,000     $    2,241 (11)
       Vice President of Marketing

       Samuel F. Saracino (12)..................   1998    $157,296    $ 66,828 (13)    300,000     $    2,577 (14)
       Vice President of Business Development,
        General Counsel and Secretary

       Douglas A. Bevis (15)....................   1998    $131,866         -               -              -
       Former Vice President and Chief Financial   1997    $120,000    $ 60,000 (17)     25,500     $    4,385 (16)
        Officer

(1)   Includes $120,313 in bonus earned in 1998 and paid in 1999.
(2) Includes $1,000,000 related to the vesting of Series B Redeemable Preferred Stock in 1996, which was paid in 1997. Also represents matching contributions in the aggregate amounts of $8,000, $8,000 and $7,500 made by the Company in 1998, 1997 and 1996, respectively, to its 401(k) Profit Sharing Plan and Trust on behalf of Mr. Hafer and premium payments in the aggregate amount of $2,119 and $2,119 paid by the Company in 1997 and 1996, respectively, towards Mr. Hafer's life insurance policy.
(3)   Includes $150,000 in bonus earned in 1997 and paid in 1998.
(4)   Includes $80,000 bonus earned in 1996 and paid in 1997.
(5)   Includes $18,750 bonus earned in 1998 and paid in 1999.
(6) Represents matching contributions made by the Company to its 401(k) Profit Sharing Plan and Trust on behalf of Mr. Sirianni.
(7)   Bonus earned in 1997 and paid in 1998.
(8)   Includes $54,894 bonus earned in 1996 and paid in 1997.
(9)   Mr. Buiocchi joined the Company in March 1998.
(10)  Includes $32,783 bonus earned in 1998 and paid in 1999.

(11) Represents matching contributions made by the Company in 1998 to its 401(k) Profit Sharing Plan and Trust on behalf of Mr. Buiocchi.
(12)  Mr. Saracino joined the Company in February 1998.
(13)  Includes $36,278 bonus earned in 1998 and paid in 1999
(14) Represents matching contributions made by the Company in 1998 to its 401(k) Profit Sharing Plan and Trust on behalf of Mr. Saracino.
(15)  Mr. Bevis left the Company in November 1998.
(16) Represents matching contributions made by the Company in 1997 to its 401(k) Profit Sharing Plan and Trust on behalf of Mr. Bevis.
(17)  Includes $15,000 bonus earned in 1997 and paid in 1998.


         OPTION GRANTS IN LAST FISCAL YEAR. The following table sets forth certain information with respect to individual grants to the Named Executive Officers of options to purchase Common Stock of the Company made during the fiscal year ended December 31, 1998:

                                                                                              POTENTIAL REALIZED VALUE AT
                                                                                               ASSUMED ANNUAL RATES OF
                                                                                               STOCK PRICE APPRECIATION
                                  NUMBER OF      % OF TOTAL OPTIONS                                      FOR
                                 SECURITIES           GRANTED TO       EXERCISE                       OPTION TERM
                             UNDERLYING OPTIONS      EMPLOYEES IN     PRICE PER   EXPIRATION  --------------------------
NAME                               GRANTED            FISCAL YEAR       SHARE        DATE           5%            10%
----                         ------------------  ------------------   ---------   ----------   ----------    ----------
Kevin J. Hafer.............         12,000                0.6%          $11.42     8/31/08     $   86,159    $  218,343
                                   187,500                9.4%          $11.42     8/31/08     $1,346,227    $3,411,605
Samuel F. Saracino.........        300,000               15.0%          $14.94      3/9/08     $2,818,240    $7,141,974
Thomas M. Buiocchi.........        300,000               15.0%          $14.94      3/9/08     $2,818,240    $7,141,974

         AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES. The following table sets forth information with respect to option exercises during the fiscal year ended December 31, 1998 by the Named Executive Officers and 1998 year-end option values:

                                               VALUE REALIZED     NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                                NUMBER OF     (MARKET PRICE AT   UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS
                             SHARES ACQUIRED   EXERCISE LESS   OPTIONS AT FISCAL YEAR END       AT FISCAL YEAR END
NAME                            ON EXERCISE    EXERCISE PRICE) (EXERCISABLE/UNEXERCISABLE) (EXERCISABLE/UNEXERCISABLE)(1)
----                         ---------------  ---------------- --------------------------- ------------------------------
Kevin J. Hafer............        82,500          $931,769           233,786/611,143          $3,789,212/$6,751,870
Christopher L. Sirianni...           -                 -              41,250/90,750            $789,216/$1,327,817
Samuel F. Saracino........           -                 -                - /300,000                 - /$1,295,240
Thomas M. Buiocchi........           -                 -                - /300,000                 - /$1,295,240
Douglas A. Bevis..........        41,845          $796,574                - / -                        - / -

(1) Based upon the fair market value of the Company's Common Stock at fiscal year end of $19.25 per share less the exercise price payable for such shares.

COMPENSATION OF DIRECTORS

         Directors are reimbursed for their out-of-pocket expenses for attendance at meetings. Mr. Fichtner, Mr. Harper, and Mr. McAleer receive annual compensation of $6,000 for their services as Directors. On his election as a director in March 1998, Mr. Fichtner was initially granted options to purchase 36,000 shares of the Company's Common Stock at $14.94 per share, exercisable pro rata over thirty-six (36) months commencing April 1, 1998. Each individual who was a Director of the Company in August 1998 was also granted options at that time to purchase 12,000 shares of the Company's Common Stock at $11.42 per share. These options vest monthly over a one-year period after the expiration of the vesting period for currently outstanding options.

TEN-YEAR OPTION/SAR REPRICING

         The following table sets forth information regarding the cancellation of and a replacement grant of a stock option to an executive officer:

                                                                                                       LENGTH OF
                                                                              EXERCISE                 ORIGINAL
                                                               MARKET PRICE   PRICE AT                OPTION TERM
                                              SECURITIES        OF STOCK AT    TIME OF               REMAINING AT
                                           UNDERLYING NUMBER      TIME OF     REPRICING      NEW        DATE OF
                                            OF OPTIONS/SARS    REPRICING OR      OR       EXERCISE   REPRICING OR
NAME                             DATE     REPRICED OR AMENDED    AMENDMENT    AMENDMENT     PRICE      AMENDMENT
----                             ----     -------------------  ------------   ---------   --------   ------------
Samuel F. Saracino (1).......    3/9/98          300,000           $14.94      $17.75       $14.94      10 Years
Vice President of Business
 Development, General
 Counsel and Secretary


(1) Mr. Saracino was originally expected to join the Company in February 1998, and on February 18, 1998, was initially awarded options to purchase 300,000 shares of Company Common Stock at $17.75 per share exercisable over 36 months commencing March 1, 1999. Because of continuing obligations to his prior employer, Mr. Saracino was not able to commence full-time employment with the Company until after the end of February, and as a result, his original stock option grant was cancelled (and was relinquished by him). Subsequently, on March 9, 1998 (at a time when the Compensation Committee granted a number of other stock options), Mr. Saracino was awarded options to purchase 300,000 shares at $14.94 per share exercisable over 36 months commencing April 1, 1999.

PERFORMANCE GRAPH

         The following graph compares the total stockholder return (stock price appreciation) on the company's common stock with the cumulative total return (including reinvested dividends) on the NASDAQ US Index ("NASDAQ US") and the NASDAQ Computer Index ("NASDAQ Computer") for the period beginning February 1, 1997, the first day of the month in which the Company became a public company, and ending on December 31, 1998.

                         2/1/97    12/31/97    12/31/98
                         ------    --------    --------
     APEX                100.00     246.11      320.83
     NASDAQ Computer     100.00     106.14      194.59
     NASDAQ US           100.00     114.39      161.19

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth as of March 4, 1999, certain information with respect to the ownership of the Common Stock of the Company by (i) each person (or group of affiliated persons) known by the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock, (ii) each director of the Company, (iii) each of the Company's executive officers named under "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act Executive Officers and Directors" and (iv) all executive officers and directors of the Company as a group. Unless otherwise noted, each person or group identified possesses sole voting and investment power with respect to such shares, subject to community property laws, where applicable.

         NAME OF BENEFICIAL OWNER(1)                                            SHARES       PERCENTAGE
         ---------------------------                                           ---------     ----------
         Alliance Capital Management L. P. .................................   3,294,450        16.2%
          1290 Avenue of the Americas
          New York, NY 10104
         J. & W. Seligman & Co., Inc. ......................................   2,559,450        12.6
          100 Park Avenue
          New York, NY  10006
         Pilgrim Baxter & Associates, Ltd...................................   1,330,500         6.5
          825 Duportail Road
          Wayne, PA  19087
         Nicholas Applegate Capital Management..............................   1,141,553         5.6
          600 West Broadway, Suite 2900
          San Diego, CA 92101
         Kevin J. Hafer(2)..................................................     642,947         3.1
         Christopher L. Sirianni(3).........................................      87,375         *
         Samuel F. Saracino(4)..............................................      84,850         *
         Thomas M. Buiocchi(5)..............................................      81,250         *
         Jeffrey T. Chambers(6).............................................      72,356         *
         Edwin L. Harper(7).................................................      31,900         *
         William McAleer(8).................................................      24,499         *
         Franz Fichtner(9)..................................................      13,999         *
         C. David Perry.....................................................       7,500         *
         Barry L. Harmon....................................................           -         0.0
         All directors and executive officers as a group (10 persons) (10)..   1,046,676         5.0%

*    Less than 1%.

(1) Except as set forth herein the address of the directors and executive officers set forth in the table is the address of the Company, 20031 142nd Avenue, N.E., Woodinville, Washington 98072.

(2) Includes 350,332 shares of Common Stock issuable upon exercise of stock options currently exercisable or becoming exercisable within 60 days at a weighted average exercise price of $2.77 per share. Also includes 2,100 shares owned by an irrevocable trust for the benefit of Mr. Hafer's children, and 61 shares owned by Mr. Hafer as custodian under various Uniform Transfer to Minors Accounts for the benefit of his nieces and nephews, and Mr. Hafer disclaims beneficial ownership of all such 2,161 shares.

(3) Includes 45,375 shares of Common Stock issuable upon exercise of stock options currently exercisable or becoming exercisable within 60 days at $0.1225 per share.

(4) Includes 81,250 shares of Common Stock issuable upon exercise of stock options currently exercisable or becoming exercisable within 60 days at $14.94 per share. Also includes 2,100 shares owned by an irrevocable trust for the benefit of Mr. Hafer's children, of which Mr. Saracino is trustee, and Mr. Saracino disclaims beneficial ownership of all such 2,100 shares.

(5) Includes 81,250 shares of Common Stock issuable upon exercise of stock options currently exercisable or becoming exercisable within 60 days at $14.94 per share.

(6) Includes 34,999 shares of Common Stock issuable upon exercise of stock options currently exercisable or becoming exercisable within 60 days at $0.1225 per share, of which Mr. Chambers disclaims beneficial ownership. Also includes 6,987 shares owned by two irrevocable trusts for the benefit of Mr. Chambers' children, of which Mr. Chambers is a co-trustee. Mr. Chambers disclaims beneficial ownership of all such 6,987 shares.

(7) Includes 13,000 shares of Common Stock issuable upon exercise of stock options currently exercisable or becoming exercisable within 60 days at $0.33 per share.

(8) Includes 16,999 shares of Common Stock issuable upon exercise of stock options currently exercisable or becoming exercisable within 60 days at $0.1225 per share.

(9) Includes 13,999 shares of Common Stock issuable upon exercise of stock options currently exercisable or becoming exercisable within 60 days at $14.94 per share.

(10) Includes 637,204 shares of Common Stock issuable upon exercise of stock options currently exercisable or becoming exercisable within 60 days at a weighted average exercise price of $5.69 per share. See Notes (2), (3), (4),
(5), (6), (7), (8) and (9) above.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None.

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      EXHIBITS.

   EXHIBIT
   NUMBER    EXHIBIT DESCRIPTION
   -------   -------------------
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

     10.6.1 Purchase Agreement dated September 19, 1994, by and between the Company and Compaq Computer Corporation, as amended (incorporated by reference to the Company's Registration statement on Form SB-2 (Registration No. 333-31697)). +

     10.6.2 Amendment to Purchase Agreement effective as of August 6, 1998, by and between the Company and Compaq Computer Corporation. (Incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended September 25, 1998.) +

       10.7 Private Label Agreement dated September 8, 1994 by and between the Company and Wright Line, Inc. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration No. 333-17753).)+

       10.8 Form of the Company's Proprietary Information and Noncompetition Agreement. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration No. 333-17753).)

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

      10.11 Employee Stock Purchase Plan. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration No. 333-17753).)

      10.12 Letter Agreements dated October 16, 1996 and October 24, 1996 by and between the Company and Pioneer-Standard Electronics, Inc. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration No. 333-17753).)+

      10.13 Stock and Subordinated Note Purchase Agreement dated December 29, 1995. (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration No. 333-17753).)

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

    10.16.2 Alternative Rate Options Promissory Note dated as of May 1, 1998, by and between the Company and U.S. Bank of Washington, National Association. (Incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended June 26, 1998.)

       21.1 Subsidiaries of Registrant (Incorporated by reference to the Company's Registration Statement on Form SB-2 (Registration No. 333-31697).)

       23.1  Consent of Independent Accountants

       24.1 Power of Attorney (set forth on pages 37 and 38 and incorporated herein by reference).

       27.1  Financial Data Schedule

-----------------

        +    Portions of these agreements are subject to confidential treatment.

        (b)  REPORTS ON FORM 8-K.

             None.

                                    SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        APEX PC SOLUTIONS, INC.


                                        By:  /s/ Kevin J. Hafer
                                           -------------------------------------
                                           Kevin J. Hafer
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                           Date:    March 30, 1999


                                 POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS:

         That the undersigned officers and directors of Apex PC Solutions, Inc. do hereby constitute and appoint Kevin J. Hafer the lawful attorney and agent with power and authority to do any and all acts and things and to execute any and all instruments which said attorneys and agents, or either of them, determine may be necessary or advisable or required to enable Apex PC Solutions, Inc. to comply with the Securities Exchange Act of 1934, as amended, and any rules or regulations or requirements of the Securities Exchange Act of 1934, as amended, and any rules or regulations or requirements of the Securities and Exchange Commission in connection with this Form 10-K Report. Without limiting the generality of the foregoing power and authority, the powers granted include the power and authority to sign the names of the undersigned officers and directors in the capacities indicated below to this Form 10-K Report of amendments or supplements thereto, and each of the undersigned hereby ratifies and confirms all that said attorneys and agents or either of them, shall do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

         IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his name.

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURE                                 TITLE                                   DATE
       ---------                                 -----                                   ----
       /s/ Kevin J. Hafer         President and Chief Executive Officer and         March 30, 1999
-----------------------------     Director (Principal Executive Officer)
         Kevin J. Hafer

      /s/ Barry L. Harmon         Vice President, Chief Financial Officer           March 30, 1999
-----------------------------     and Treasurer (Principal Financial and
        Barry L. Harmon           Accounting Officer)

  /s/ Jeffrey T. Chambers         Director                                          March 30, 1999
-----------------------------
     Jeffrey T. Chambers

       /s/ Franz Fichtner         Director                                          March 30, 1999
-----------------------------
       Franz Fichtner

     /s/ Edwin L. Harper          Director                                          March 30, 1999
-----------------------------
      Edwin L. Harper

      /s/ William McAleer         Director                                          March 30, 1999
-----------------------------
      William McAleer