Form 10-Q
period 1999-04-02
APEX PC SOLUTIONS INC
filed 1999-05-17
CIK 1027278

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 2, 1999 or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period from __________ to __________/


Commission file number:  000-21959


                             APEX PC SOLUTIONS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                Washington                              91-1577634
     (State or Other Jurisdiction of     (I.R.S. Employer Identification Number)
      Incorporation or Organization)

          9911 Willows Road N.E.
           Redmond, Washington                            98052
 (Address of Principal Executive Offices)               (Zip Code)

                                  425-861-5858
              (Registrant's Telephone Number, Including Area Code)

         Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

[X]Yes  [_] No


         As of April 26, 1998, the number of outstanding shares of the Company's Common Stock was 20,554,510.

                             APEX PC SOLUTIONS, INC.
                                    FORM 10-Q
                                  APRIL 2, 1999

                                      INDEX

                                                                                        Page(s)
                                                                                        -------
Part I   Financial Information
         Item 1.   Financial Statements
                   Consolidated Statements of Income (unaudited) for the Quarters
                      Ended April 2, 1999 and March 27, 1998                                 3
                   Consolidated Balance Sheets (unaudited) at April 2, 1999 and
                      December 31, 1998                                                      4
                   Condensed Consolidated Statements of Cash Flows (unaudited) for
                      the Quarters Ended April 2 1999 and March 27, 1998                     5
                   Notes to Consolidated Financial Statements (unaudited)                    6
         Item 2.   Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                           7-11

Part II  Other Information
         Item 1.   Legal Proceedings                                                        12
         Item 6.   Exhibits and Reports on Form 8-K                                         12

Signatures                                                                                  13

                          PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                             APEX PC SOLUTIONS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      FOR THE QUARTER ENDED
                                                                   APRIL 2,              MARCH 27,
                                                                     1999                  1998
                                                               ----------------       --------------
                                                                 (UNAUDITED)           (UNAUDITED)
Net sales                                                              $20,678              $15,704
Cost of sales                                                           10,904                8,327
                                                               ----------------       --------------
    Gross profit                                                         9,774                7,737
                                                               ----------------       --------------

Operating expenses:
    Research and development                                             1,611                  646
    Sales and marketing                                                  1,529                1,210
    General and administrative                                           1,301                1,058
                                                               ----------------       --------------
    Total operating expenses                                             4,441                2,914
                                                               ----------------       --------------

Income from operations                                                   5,333                4,463
Interest and other income                                                  736                  567
                                                               ----------------       --------------

Income before income taxes                                               6,069                5,030
Provision for income taxes                                               2,089                1,685
                                                               ----------------       --------------

Net income                                                              $3,980               $3,345
                                                               ----------------       --------------
                                                               ----------------       --------------

Net income per share:
    Basic                                                               $ 0.20               $ 0.17
                                                               ----------------       --------------
                                                               ----------------       --------------

    Diluted                                                             $ 0.19               $ 0.16
                                                               ----------------       --------------
                                                               ----------------       --------------

Weighted average shares used in computing net income per share:
    Basic                                                               20,392               20,157
                                                               ----------------       --------------
                                                               ----------------       --------------

    Diluted                                                             21,194               20,949
                                                               ----------------       --------------
                                                               ----------------       --------------

       See notes accompanying these consolidated financial statements.

                             APEX PC SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                    APRIL 2,              DECEMBER 31,
                                                                      1999                    1998
                                                                -----------------       -----------------
                                                                   (UNAUDITED)             (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                             $46,177                 $34,585
   Investments                                                            13,534                  17,339
                                                                -----------------       -----------------
      Total cash and investments                                          59,711                  51,924
   Accounts receivable, less allowance for doubtful accounts              12,503                  14,647
   Inventories                                                             2,948                   3,733
   Prepaid expenses                                                        1,052                     285
   Deferred tax assets                                                       707                     702
                                                                -----------------       -----------------
      Total current assets                                                76,921                  71,291
                                                                -----------------       -----------------
Property and equipment, at cost                                            1,731                   1,385
   Less accumulated depreciation                                             870                     781
                                                                -----------------       -----------------
                                                                             861                     604
                                                                -----------------       -----------------
Investments and other                                                      1,530                   1,503
                                                                -----------------       -----------------
Total assets                                                             $79,312                 $73,398
                                                                -----------------       -----------------
                                                                -----------------       -----------------


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                       $1,426                 $ 1,416
   Accrued wages and commissions                                             628                     814
   Accrued warranty costs                                                    645                     745
   Income taxes                                                            1,451                     278
   Other accrued expenses                                                    632                     715
                                                                -----------------       -----------------
      Total current liabilities                                            4,782                   3,968
Deferred taxes                                                                23                      23
                                                                -----------------       -----------------
Total liabilities                                                          4,805                   3,991
                                                                -----------------       -----------------
Commitments and contingencies

Shareholders' equity:
   Preferred stock, 1,000 shares authorized; no shares issued
     and outstanding                                                           -                       -
   Common stock, no par value; 100,000 shares
     authorized; 20,545 and 20,315 shares issued and
     outstanding, respectively                                            64,006                  62,901
   Deferred compensation                                                     (81)                    (96)
   Retained earnings                                                      10,582                   6,602
                                                                -----------------       -----------------
      Total shareholders' equity                                          74,507                  69,407
                                                                -----------------       -----------------
Total liabilities and shareholders' equity                               $79,312                 $73,398
                                                                -----------------       -----------------
                                                                -----------------       -----------------

         See notes accompanying these consolidated financial statements.

                             APEX PC SOLUTIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            FOR THE QUARTER ENDED
                                                                      APRIL 2,                MARCH 27,
                                                                        1999                    1998
                                                                   ----------------        ----------------
                                                                     (UNAUDITED)             (UNAUDITED)
Cash flows from operating activities:
Net income                                                               $ 3,980                   $3,345
                                                                   ----------------        ----------------
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                                           104                       95
     Deferred taxes                                                           (5)                     (10)
     Changes in:
       Accounts receivable, net                                            2,144                     (495)
       Inventories                                                           785                      (94)
       Prepaid expenses                                                     (767)                    (262)
       Other assets                                                            -                      (91)
       Accounts payable                                                       10                      708
       Accrued wages and commissions                                        (186)                    (349)
       Accrued warranty costs                                               (100)                       -
       Income taxes                                                        1,173                    1,595
       Other accrued expenses                                                (83)                     (96)
                                                                   ----------------        ----------------
         Total adjustments                                                 3,075                    1,001
                                                                   ----------------        ----------------
         Net cash provided by operating activities                         7,055                    4,346
                                                                   ----------------        ----------------

Cash flows from investing activities:
   Purchases of investments                                               (9,641)                 (16,569)
   Maturities of investments                                              13,419                   10,132
   Purchases of property and equipment                                      (346)                      (1)
                                                                   ----------------        ----------------
       Net cash provided by (used in) investing activities                 3,432                   (6,438)
                                                                   ----------------        ----------------

Cash flows from financing activities:
   Proceeds from employee stock plans and related tax benefit              1,105                       64
                                                                   ----------------        ----------------
       Net cash provided by financing activities                           1,105                       64
                                                                   ----------------        ----------------

Net increase (decrease) in cash and cash equivalents                      11,592                   (2,028)
Cash and cash equivalents at beginning of period                          34,585                   11,938
                                                                   ----------------        ----------------
Cash and cash equivalents at end of period                               $46,177                   $9,910
                                                                   ----------------        ----------------
                                                                   ----------------        ----------------

         See notes accompanying these consolidated financial statements.

                             APEX PC SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED, IN THOUSANDS)

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

                  The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Apex PC Solutions, Inc. ("Apex" or the "Company") for the year ended December 31, 1998 and the notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, on file with the Securities and Exchange Commission.

                  The Company reports its annual results based on years ending December 31. The Company reports its quarterly results for the first three interim periods ending on Friday closest to the calendar month ends of March, June and September and for the fourth interim period ending on December 31.

                  The financial statements of the Company are consolidated and include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany transactions and balances have been eliminated.

Note 2.  Inventories

                  Inventories consisted of the following at:

                                                                    APRIL 2,              DECEMBER 31,
                                                                      1999                    1998
                                                                      ----                    ----
         Raw materials                                                     $  898                  $  922
         Work-in-process                                                      968                   1,139
         Finished goods                                                     1,082                   1,672
                                                                ------------------      ------------------
                                                                           $2,948                  $3,733
                                                                ------------------      ------------------
                                                                ------------------      ------------------

Note 3.  Net Income Per Share

                                                                          FOR THE QUARTER ENDED
                                                                    APRIL 2,              DECEMBER 31,
                                                                      1999                    1998
                                                                      ----                    ----
         Net income                                                       $ 3,980                 $ 3,345
                                                                ------------------      ------------------
                                                                ------------------      ------------------
         Weighted average shares for computing basic
         net income per share                                              20,392                  20,157
         Dilutive effect of employee stock options after
         application of the treasury method                                   802                     792
                                                                ------------------      ------------------
         Weighted average shares for computing diluted
         net income per share                                              21,194                  20,949
                                                                ------------------      ------------------
                                                                ------------------      ------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE INFORMATION IN THIS ITEM 2 - "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS RELATING TO THE COMPANY'S REVENUES, EXPENSES, MARGINS, LIQUIDITY AND CAPITAL NEEDS. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998, "DESCRIPTION OF BUSINESS - RISK FACTORS."

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

         A substantial portion of the Company's sales are concentrated among a limited number of original equipment manufacturers that purchase the Company's switching systems on a private-label basis ("OEMs" and "OEM customers"). For the full year 1998, 1997, and 1996, sales to the Company's OEM customers represented approximately 60%, 65%, and 71% of the Company's net sales, respectively.

         The Company is increasing the mix of sales of branded switching products to other manufacturers of servers and related networking products, who integrate and sell Apex-brand switches with their own products. The Company does not have contracts with any of these customers, who are obligated to purchase products from the Company only pursuant to binding purchase orders.

         With recent industry-wide initiatives to reduce all channel inventories and to shorten lead times, trends with Apex's major customers are, generally, to reduce the number of weeks of forward-committed firm orders. As a result of this factor, which currently is affecting the Company's business with certain OEMs and certain other server manufacturers purchasing Apex-brand switches, the Company believes that its sales are becoming more difficult to predict and will increasingly reflect the sales patterns of its server manufacturer customers.

         The Company is currently experiencing increased price competition in both the market for stand-alone switching systems and the market for integrated server cabinet systems and expects that pricing pressures will increase in the future.

         In February 1998, the Company signed an agreement for a five-year lease of approximately 117,000 square feet in an industrial office building in Redmond, Washington. The Company began occupying this facility in April 1999. The initial base rent under the lease, portions of which will be allocable to cost of sales and to general and administrative expense, is approximately $90,000 per month, plus taxes, insurance and maintenance, an increase of approximately $75,000 over the Company's current monthly rent. Consequently, beginning in April 1999, the Company's gross margin and net income may be adversely affected by the Company's increased rent expense.

         Kevin J. Hafer, the Company's President and Chief Executive Officer, has exercised stock options for Company Common Stock, and he now holds 414,115 shares of the Company's Common Stock as of April 26, 1999. Since November, 1997, Mr. Hafer has been selling (and/or making gifts of) approximately 30,000 to 37,500 shares of Apex Common Stock each quarter. Mr. Hafer has informed the Company that he intends to continue this disciplined selling program on a regular quarterly basis. Mr. Hafer has also informed the Company that, in order to diversify his investments and to provide liquidity, on one or more occasions over the next year or two he is likely to substantially increase the number of shares of Apex Common Stock that he sells over and above the number he sells on a regular quarterly basis.

RESULTS OF OPERATIONS

         The following table sets forth selected unaudited statement of operations data expressed as a percentage of net sales:

                                                                    FOR THE QUARTER ENDED
                                                                APRIL 2,              MARCH 27,
                                                                  1999                  1998
                                                            -----------------      ----------------
Net sales.................................................            100.0%               100.0%
Cost of sales.............................................             52.7                 53.0
                                                                      -----                -----
Gross margin..............................................             47.3                 47.0
                                                                      -----                -----
Operating expenses:
    Research and development..............................              7.8                  4.1
    Sales and marketing...................................              7.4                  7.7
    General and administrative............................              6.3                  6.8
                                                                      -----                -----
      Total operating expenses............................             21.5                 18.6
                                                                      -----                -----
Income from operations....................................             25.8                 28.4
Interest income (expense) and other, net..................              3.5                  3.6
                                                                      -----                -----
Income before income taxes................................             29.3                 32.0
Provision for income taxes................................             10.1                 10.7
                                                                      -----                -----
Net income ...............................................             19.2%                21.3%
                                                                      -----                -----
                                                                      -----                -----

         NET SALES. The Company's net sales consist of sales of stand-alone switching systems and integrated cabinet solutions. Net sales increased 32% to $20.7 million for the first quarter of 1999 from $15.7 million for the first quarter of 1998, due to increased demand for private-label products. Apex-brand product sales increased 11% to $7.8 million in the first quarter of 1999 from $7.0 million a year ago. Private-label OEM sales and sales of Apex-brand products represented 62% and 38%, respectively, of net sales for the first quarter of 1999, compared to 55% and 45%, respectively, of net sales for the first quarter of 1998.

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

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses include compensation for engineers and materials costs and are expensed as they are incurred. Research and development expenses increased to $1.6 million for the first quarter of 1999 from $646,000 for the first quarter of 1998. The increase in absolute dollars and as a percentage of net sales was due primarily to increased project spending and, to a lesser extent, increased compensation expense associated with increased staffing levels. The Company believes that the timely development of innovative products and enhancements to existing products is essential to maintaining its competitive position and, therefore, expects research and development expenditures to increase in absolute dollars and possibly as a percentage of net sales.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses include advertising, promotional material, trade show expenses and sales and marketing personnel costs, including sales commissions and travel. Sales and marketing expenses increased to $1.5 million for the first quarter of 1999 from $1.2 million for the first quarter of 1998. The increase in absolute dollars was due primarily to increased advertising and trade show expenses, including expenses relating to market entry strategies for Europe and increased compensation expense associated with increased staffing levels. The Company expects sales and marketing expenditures to increase in absolute dollars and possibly as a percentage of net sales as it continues its efforts to increase branded sales and international sales.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include personnel costs for administration, finance, human resources and general management, as well as rent, utilities and legal and accounting expenses, and provision for Washington State's gross receipts tax. General and administrative expenses increased to $1.3 million for the first quarter of 1999 from $1.1 million for the first quarter of 1998. The Company expects general and administrative expenses to increase in absolute dollars and possibly as a percentage of net sales to support the growth of the operations and sales functions.

BACKLOG

         As of April 2, 1999, the Company's backlog was $12.9 million, compared to $10.1 million at December 31, 1998 and $10.6 million at the end of the first quarter of 1998. Backlog consists of purchase orders with delivery dates scheduled within the next six months. None of the Company's customers is obligated to purchase products from the Company except pursuant to binding purchase orders. Generally, purchase orders are subject to cancellation up to eight weeks prior to the scheduled shipment date. Because of the timing of orders and the possibility of customer changes to delivery schedules, the Company's backlog as of any particular date may not be representative of actual sales for any succeeding period. Moreover, with recent industry-wide initiatives to reduce all channel inventories and shorten lead times, the Company views backlog as a less important indicator of future results than may have been the case in prior years.

LIQUIDITY AND CAPITAL RESOURCES

         As of April 2, 1999, the Company's principal sources of liquidity consisted of approximately $59.7 million in cash, cash equivalents and current investments, an increase of $7.8 million from the December 31, 1998 balances. In addition, the Company has a combined line of credit and letter of credit facility with a bank with aggregate borrowing capacity of $5.0 million at prime. Under the line of credit, the Company may borrow up to a specified amount based upon its accounts receivable. Under the letter of credit arrangement, the bank will issue commercial letters of credit up to an aggregate of $5.0 million (less any amounts outstanding under the line of credit). The combined line of credit and letter of credit facility has a maturity date in September, 2000.

         The Company's operating activities generated cash of approximately $7.1 million for first quarter of 1999. The increase in cash flow from operations in 1999, when compared with the first quarter of 1998, resulted primarily from reduced accounts receivable and inventories. At April 2, 1999, the Company's OEM customers accounted for approximately 67% of the accounts receivable.

         The Company believes that existing cash balances, cash generated from operations and the funds available to it under credit facilities will be sufficient to fund its operations through 1999.

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

         THE COMPANY'S PRODUCTS. The Company's products (other than EMERGE) are network switching devices that consolidate keyboard, video, and mouse functions from many computers or networks into one physical keyboard, video, and mouse. Since the Company's switching products function to pass on the information presented to them in the keyboard, video, and mouse signals and do not perform date calculations, the Company believes that its products (other than EMERGE) are year 2000 compliant. EMERGE, the Company's remote access device, uses Microsoft Windows NT as an operating system. The Company believes that, with the implementation of Microsoft Windows NT workstation 4.0 with SP4, Emerge is not year 2000 compliant.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

         The market risk inherent in the Company's financial instruments represents the potential loss arising from adverse changes in interest rates. The Company is exposed to market risk in the area of interest rate changes impacting the fair value of its investment securities. The Company's investment policy is to manage its investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the investment of available funds. The Company diversifies the investment portfolio by investing in a variety of highly-rated investment-grade securities and through the use of different investment managers. The Company's marketable securities portfolio is primarily invested in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Market risk is estimated as the potential change in fair value in the investment portfolio resulting from a hypothetical 10 percent change in interest rates, which is not material at April 2, 1999. The Company holds investments until maturity and carries the securities at amortized cost, which approximates fair market value.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

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

         The complaint in the CCC lawsuit was filed but has not been formally served on CCC. In view of the PTO's consideration of the patent issues raised in the Cybex and Rose litigation, the District Court stayed the CCC litigation pending the PTO's decision.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

27.1     Financial Data Schedule

ITEMS 2, 3, 4 and 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    APEX PC SOLUTIONS, INC.
                                    (Registrant)


Date:    May 14, 1999                  /s/  Kevin J. Hafer
                                    ---------------------------
                                    Kevin J. Hafer
                                    President and Chief Executive Officer



Date:    May 14, 1999                 /s/  Barry L. Harmon
                                    ---------------------------
                                    Barry L. Harmon
                                    Vice President, Chief Financial Officer and
                                    Treasurer