Form 10-Q
period 1999-07-02
APEX INC
filed 1999-07-29
CIK 1027278

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]    Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended July 2, 1999 or

[_]    Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the period from __________ to __________


Commission file number:  000-21959


                                    APEX INC.
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

                                   Formerly:

                          APEX PC SOLUTIONS, INC.
                             20031 142nd Ave NE
                      Woodinville, Washington 98072

            (Former name, former address, and former fiscal year,
                        if changed from last report.)

         Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

[X]Yes  [_] No


         As of July 16, 1999, the number of outstanding shares of the Company's Common Stock was 20,597,495.

                                    APEX INC.
                                    FORM 10-Q
                                  JULY 2, 1999

                                      INDEX

                                                                                      Page(s)
                                                                                      -------
Part I   Financial Information
          Item 1.  Financial Statements
                   Consolidated Statements of Income (unaudited) for the three
                     months and the six months ended July 2, 1999 and June 26, 1998       3
                   Consolidated Balance Sheets (unaudited) at July 2, 1999 and
                     December 31, 1998                                                    4
                   Condensed Consolidated Statements of Cash Flows (unaudited) for
                     the six months ended July 2, 1999 and June  26, 1998                 5
                   Notes to Consolidated Financial Statements (unaudited)                 6
          Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                          7-12

Part II  Other Information
          Item 6.  Exhibits and Reports on Form 8-K                                      13

Signatures                                                                               14

                          PART I -FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                    APEX INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                      JULY 2,        JUNE 26,           JULY 2,        JUNE 26,
                                                        1999           1998              1999            1998
                                                  -------------------------------  --------------------------------
                                                     (UNAUDITED)     (UNAUDITED)       (UNAUDITED)     (UNAUDITED)
Net sales                                              $26,583         $18,302           $47,261         $34,006
Cost of sales                                           14,178           9,821            25,082          18,149
                                                  -------------------------------  --------------------------------
    Gross profit                                        12,405           8,481            22,179          15,857
                                                  -------------------------------  --------------------------------

Operating expenses:
    Research and development                             1,737             698             3,348           1,345
    Sales and marketing                                  2,007           1,394             3,536           2,605
    General and administrative                           1,671           1,580             2,972           2,637
                                                  -------------------------------  --------------------------------
    Total operating expenses                             5,415           3,672             9,856           6,587
                                                  -------------------------------  --------------------------------

Income from operations                                   6,990           4,809            12,323           9,270
Interest and other income                                  728             608             1,464           1,175
                                                  -------------------------------  --------------------------------

Income before income taxes                               7,718           5,417            13,787          10,445
Provision for income taxes                               2,657           1,817             4,746           3,501
                                                  -------------------------------  --------------------------------

Net income                                              $5,061          $3,600            $9,041          $6,944
                                                  ===============================  ================================

Net income per share:
    Basic                                               $ 0.25          $ 0.18            $ 0.44          $ 0.34
                                                  ===============================  ================================

    Diluted                                             $ 0.24          $ 0.17            $ 0.43          $ 0.33
                                                  ===============================  ================================

Weighted average shares used in
 computing net income per share:
    Basic                                               20,579          20,173            20,485          20,165
                                                  ===============================  ================================

    Diluted                                             21,298          21,020            21,249          20,981
                                                  ===============================  ================================

        See notes accompanying these consolidated financial statements.

                                    APEX INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                    JULY 2,                DECEMBER 31,
                                                                      1999                     1998
                                                                -----------------        ------------------
                                                                   (UNAUDITED)               (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                             $46,445                   $34,585
   Investments                                                            14,890                    17,339
                                                                -----------------        ------------------
      Total  cash and investments                                         61,335                    51,924
   Accounts receivable, less allowance for doubtful accounts              15,779                    14,647
   Inventories                                                             3,624                     3,733
   Prepaid expenses                                                          958                       285
   Deferred tax assets                                                       711                       702
                                                                -----------------        ------------------
      Total current assets                                                82,407                    71,291
                                                                -----------------        ------------------
Property and equipment, at cost                                            1,987                     1,385
   Less accumulated depreciation                                             621                       781
                                                                -----------------        ------------------
                                                                           1,366                       604
                                                                -----------------        ------------------
Investments and other                                                      1,493                     1,503
                                                                -----------------        ------------------
Total assets                                                             $85,266                   $73,398
                                                                =================        ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                      $ 1,253                   $ 1,416
   Accrued wages and commissions                                             588                       814
   Accrued warranty costs                                                    645                       745
   Income taxes                                                            1,893                       278
   Other accrued expenses                                                    970                       715
                                                                -----------------        ------------------
      Total current liabilities                                            5,349                     3,968
Deferred taxes                                                                23                        23
                                                                -----------------        ------------------
Total liabilities                                                          5,372                     3,991
                                                                -----------------        ------------------

Commitments and contingencies
Shareholders' equity:
   Preferred stock, 1,000 shares authorized; no shares issued
     and outstanding                                                           -                         -
   Common stock, no par value; 100,000 shares
     authorized; 20,593 and 20,315 shares issued and
     outstanding, respectively                                            64,317                    62,901
   Deferred compensation                                                     (66)                      (96)
   Retained earnings                                                      15,643                     6,602
                                                                -----------------        ------------------
      Total shareholders' equity                                          79,894                    69,407
                                                                -----------------        ------------------
Total liabilities and shareholders' equity                               $85,266                   $73,398
                                                                =================        ==================

        See notes accompanying these consolidated financial statements.

                                    APEX INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          FOR THE SIX MONTHS ENDED
                                                                       JULY 2,                JUNE 26,
                                                                        1999                    1998
                                                                   ----------------        ----------------
                                                                     (UNAUDITED)             (UNAUDITED)
Cash flows from operating activities:
Net income                                                               $ 9,041                   $6,944
                                                                   ----------------        ----------------
Adjustments to reconcile net income to net cash provided
 by operating activities:
     Depreciation and amortization                                           344                      194
     Deferred taxes                                                           (9)                     (51)
     Changes in:
       Accounts receivable, net                                           (1,132)                      44
       Inventories                                                           109                      (17)
       Prepaid expenses                                                     (673)                    (152)
       Other assets                                                          111                      (90)
       Accounts payable                                                     (163)                     272
       Accrued wages and commissions                                        (226)                     (81)
       Accrued warranty costs                                               (100)                       -
       Income taxes                                                        1,615                       26
       Other accrued expenses                                                255                      204
                                                                   ----------------        ----------------
         Total adjustments                                                   131                      349
                                                                   ----------------        ----------------
         Net cash provided by operating activities                         9,172                    7,293
                                                                   ----------------        ----------------

Cash flows from investing activities:
   Purchases of investments                                              (38,929)                 (36,582)
   Maturities of investments                                              41,277                   26,950
                                                                   ----------------        ----------------
       Net change in investments                                           2,348                   (9,632)
   Purchases of property and equipment                                    (1,076)                     (19)
                                                                   ----------------        ----------------
       Net cash provided by (used in) investing activities                 1,272                   (9,651)
                                                                   ----------------        ----------------

Cash flows from financing activities:
   Proceeds from employee stock plans and related tax benefit              1,416                      127
                                                                   ----------------        ----------------
       Net cash provided by financing activities                           1,416                      127
                                                                   ----------------        ----------------

Net increase (decrease) in cash and cash equivalents                      11,860                   (2,231)
Cash and cash equivalents at beginning of period                          34,585                   11,938
                                                                   ----------------        ----------------
Cash and cash equivalents at end of period                               $46,445                   $9,707
                                                                   ================        ================

        See notes accompanying these consolidated financial statements.

                                    APEX INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED, IN THOUSANDS)

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

         The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Apex Inc. ("Apex" or the "Company," formerly "Apex PC Solutions, Inc.") for the year ended December 31, 1998 and the notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, on file with the Securities and Exchange Commission.

         The Company reports its annual results based on years ending December 31. The Company is reporting its quarterly results for the first three interim periods ending on the Friday closest to the calendar month ends of March, June, and September and for the fourth interim period ending on December 31.

         The financial statements of the Company are consolidated and include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany transactions and balances have been eliminated.

Note 2.  Inventories

         Inventories consisted of the following at:

                                                                      JULY 2,              DECEMBER 31,
                                                                       1999                    1998
                                                                       ----                    ----
Raw materials                                                          $ 1,161                 $  922
Work-in-process                                                          1,183                  1,139
Finished goods                                                           1,280                  1,672
                                                                  -------------         --------------
                                                                       $ 3,624                 $3,733
                                                                  =============         ==============

Note 3.  Net Income Per Share

                                              FOR THE THREE MONTHS ENDED        FOR THE SIX MONTHS ENDED
                                                  JULY 2,       JUNE 26,           JULY 2,       JUNE 26,
                                                   1999           1998              1999           1998
                                                   ----           ----              ----           ----
Net income                                           $ 5,061       $ 3,600            $ 9,041       $ 6,944
                                               ============== =============     ============== =============
Weighted average shares for computing basic
    net income per share                              20,579        20,173             20,485        20,165
Dilutive effect of employee stock options
    after application of the treasury method             719           847                764           816
                                               -------------- -------------     -------------- -------------
Weighted average shares for computing
    diluted net income per share                      21,298        21,020             21,249        20,981
                                               -------------- -------------     -------------- -------------

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

         The Company purchases a number of the components for its switching products from sole or a limited number of suppliers. The Company has occasionally experienced and may in the future experience delays in delivery of such components. Although alternate suppliers are available for most of the components and services needed to produce the Company's products, the number of suppliers of some components is limited. Qualifying a replacement supplier and receiving components from alternate suppliers could take several months, and could require significant additional redesign. Any interruptions would result in higher operating expenses and reductions in revenue. The Company depends upon its suppliers to deliver components that are free from defects, competitive in functionality and cost and in compliance with the Company's specifications and delivery schedules. Disruption in supply, delays in delivery, a significant increase in the cost of one or more components, failure of a third party supplier to remain competitive in functionality or price, or the failure of a supplier to comply with any of the Company's procurement needs could delay or interrupt the Company's ability to manufacture and deliver its products to customers on a timely basis, thereby adversely affecting the Company's business and results of operations.

         Kevin J. Hafer, the Company's President and Chief Executive Officer, has exercised stock options for Apex Common Stock, and he now holds 405,015 shares of the Company's Common Stock as of July 16, 1999. Since November, 1997, Mr. Hafer has been selling (and/or making gifts of) approximately 30,000 to 37,500 shares of Apex Common Stock each quarter. Mr. Hafer has informed the Company that he intends to continue this disciplined selling program on a regular quarterly basis. Mr. Hafer has also informed the Company that, in order to diversify his investments and to provide liquidity, on one or more occasions over the next year or two he is likely to substantially increase the number of shares of Apex Common Stock that he sells over and above the number he sells on a regular quarterly basis. Other executive officers of the Company recently vested in significant amounts of the Company's Common Stock and continue to vest in additional shares on a monthly basis. These officers have informed the Company that they may also sell Apex Common Stock to provide liquidity and diversify their respective portfolios.

RESULTS OF OPERATIONS

         The following table sets forth selected unaudited statement of operations data expressed as a percentage of net sales:


                                                 FOR THE THREE MONTHS ENDED          FOR THE SIX MONTHS ENDED
                                                   JULY 2,         JUNE 26,             JULY 2,     JUNE 26,
                                                    1999            1998                1999         1998
                                                   ------          ------              ------       ------
Net sales................................          100.0%          100.0%              100.0%        100.0%
Cost of sales............................           53.3            53.7                53.1          53.4
                                                   ------          ------              ------       ------
Gross margin.............................           46.7            46.3                46.9          46.6
                                                   ------          ------              ------       ------
Operating expenses:
    Research and development.............            6.5             3.8                 7.1           4.0
    Sales and marketing..................            7.6             7.6                 7.4           7.6
    General and administrative...........            6.3             8.6                 6.3           7.8
                                                   ------          ------              ------       ------
      Total operating expenses...........           20.4            20.0                20.8          19.4
                                                   ------          ------              ------       ------
Income from operations...................           26.3            26.3                26.1          27.2
Interest and other income................            2.7             3.3                 3.1           3.5
                                                   ------          ------              ------       ------
Income before income taxes...............           29.0            29.6                29.2          30.7
Provision for income taxes...............           10.0             9.9                10.1          10.3
                                                   ------          ------              ------       ------
Net income ..............................           19.0%           19.7%               19.1%        20.4%
                                                   ======          ======              ======       ======

         NET SALES. The Company's net sales consist of sales of stand-alone switching systems and integrated cabinet solutions. Net sales increased 45% to $26.6 million for the second quarter of 1999 from $18.3 million for the second quarter of 1998, due primarily to increased demand for private-label products. Apex-brand product sales increased 37% to $9.6 million in the second quarter of 1999 from $7.1 million a year ago. Private-label OEM sales and sales of Apex-brand products represented 64% and 36%, respectively, of net sales for the second quarter of 1999, compared to 61% and 39%, respectively, of net sales for the second quarter of 1998. 1999 year-to-date net sales increased 39% to $47.3 million from $34.0 million year-to-date in 1998 primarily due to growth in sales to private-label OEM customers and, to a lesser extent, increased sales of Apex-brand products. 1999 year-to-date private-label OEM sales and sales of Apex-brand products represented 63% and 37%, respectively, of net sales compared to 58% and 42%, respectively, year-to-date in 1998

         GROSS MARGIN. Gross margin is affected by a variety of factors, including: the ratio of OEM sales to branded sales, as OEM sales typically have lower gross margins than branded sales; product mix, including the percentage of integrated server cabinet solution sales, which generally have lower gross margins than sales of stand-alone switching systems; raw materials and labor costs; new product introductions by the Company and its competitors; and the level of outsourcing of manufacturing and assembly services by the Company. Gross margin improved slightly in 1999 due to the overall increase in sales spreading fixed costs over greater levels of production.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses include compensation for engineers and materials costs and are expensed as they are incurred. Research and development expenses increased to $1.7 million for the second quarter of 1999 from $698,000 for the second quarter of 1998. As a percentage of net sales, research and development expenses increased to 6.5% from 3.8% for the second quarter of 1998. The increase in absolute dollars and as a percentage of net sales was due primarily to increased project spending and, to a lesser extent, increased compensation expense associated with increased staffing levels. 1999 year-to-date research and development expenses increased to $3.3 million from $1.3 million year-to-date in 1998, due to the same reasons noted for the second quarter. As a percentage of net sales, year-to-date research and development expenses increased to 7.1% from 4.0%. The Company believes that the timely development of innovative products and enhancements to existing products is essential to maintaining its competitive position and, therefore, expects research and development expenditures to increase in absolute dollars and possibly as a percentage of net sales.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses include advertising, promotional material, trade show expenses and sales and marketing personnel costs, including sales commissions and travel. Sales and marketing expenses increased to $2.0 million for the second quarter of 1999 from $1.4 million for the second quarter of 1998. The increase in absolute dollars was due primarily to increased advertising and trade show expenses, including expenses relating to market entry strategies for Europe and increased compensation expense associated with increased staffing levels. 1999 year-to-date sales and marketing expenses increased to $3.5 million from $2.6 million year-to-date in 1998, due to the same reasons noted for the second quarter. The Company expects sales and marketing expenditures to increase in absolute dollars and possibly as a percentage of net sales as it continues its efforts to increase branded sales and international sales.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include personnel costs for administration, finance, human resources and general management, as well as rent, utilities and legal and accounting expenses, and provision for Washington State's gross receipts tax. General and administrative expenses increased to $1.7 million for the second quarter of 1999 from $1.6 million for the second quarter of 1998. In the second quarter of 1999, general and administrative expenses included approximately $300,000 in non-recurring costs associated with the Company's move to new facilities in Redmond, Washington, partially offset by reduced expenses associated with the Company's patent infringement lawsuits against certain competitors. As a percentage of net sales, general and administrative expenses decreased to 6.3% for the second quarter of 1999 from 8.6% in the same period a year ago, as the Company was able to limit spending increases. 1999 year-to-date general and administrative expenses increased to $3.0 million from $2.6 million year-to-date in 1998, due to the same reasons noted for the second quarter. As a percentage of net sales, year-to-date general and administrative expenses decreased to 6.3% from 7.8%. The Company expects general and administrative expenses to increase in absolute dollars and possibly as a percentage of net sales to support the growth of the operations and sales functions.

BACKLOG

         As of July 2, 1999, the Company's backlog was $17.9 million, compared to $10.1 million at December 31, 1998 and $10.5 million at the end of the second quarter of 1998. Backlog consists of purchase orders with delivery dates scheduled within the next six months. None of the Company's customers is obligated to purchase products from the Company except pursuant to binding purchase orders. Generally, purchase orders are subject to cancellation up to eight weeks prior to the scheduled shipment date. Because of the timing of orders and the possibility of customer changes to delivery schedules, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period. Moreover, with recent industry-wide initiatives to reduce all channel inventories and shorten lead times, the Company views backlog as a less important indicator of future results than may have been the case in prior years.

LIQUIDITY AND CAPITAL RESOURCES

         As of July 2, 1999, the Company's principal sources of liquidity consisted of approximately $61.3 million in cash, cash equivalents and current investments, an increase of $9.4 million from the December 31, 1998 balances. In addition, the Company has a combined line of credit and letter of credit facility with a bank with aggregate borrowing capacity of $5.0 million at prime. Under the line of credit, the Company may borrow up to a specified amount based upon its accounts receivable. Under the letter of credit arrangement, the bank will issue commercial letters of credit up to an aggregate of $5.0 million (less any amounts outstanding under the line of credit). The combined line of credit and letter of credit facility has a maturity date in September, 2000.

         The Company's operating activities generated cash of approximately $9.2 million for the first six months of 1999, compared to $7.3 million for the same period a year ago. The increase in cash flow from operations in 1999, when compared with the first six months of 1998, resulted primarily from increased net income and an increased liability for income taxes due to timing of payments, partially offset by increased accounts receivable. At July 2, 1999, the Company's OEM customers accounted for approximately 62% of the accounts receivable.

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

         THE COMPANY'S PRODUCTS. The Company's products (other than EMERGE) are network switching devices that consolidate keyboard, video, and mouse functions from many computers or networks into one physical keyboard, video, and mouse. Since the Company's switching products function to pass on the information presented to them in the keyboard, video, and mouse signals and do not perform date calculations, the Company believes that its products (other than EMERGE) are year 2000 compliant. EMERGE, the Company's remote access device, uses Microsoft Windows NT as an operating system. The Company believes that, with the implementation of Microsoft Windows NT Workstation 4.0 with SP4, Emerge is now year 2000 compliant.

         THE COMPANY'S INTERNAL SYSTEMS. The Year 2000 Problem could affect computers, software programs, equipment, and other systems used by the Company. Accordingly, the Company reviewed its internal computers, software programs, equipment, and other systems to ensure that they will be year 2000 compliant. The Company believes that it has identified substantially all of the major computers, software applications, equipment, and systems used in connection with its internal operations that must be modified, upgraded, or replaced to minimize the possibility of a material disruption to its business. The Company presently believes that these internal computer systems are year 2000 compliant. In addition to computers and related systems, the operation of the Company's office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, and other common devices may be affected by the Year 2000 Problem. The Company is currently assessing the potential effect of, and costs of remediating, the Year 2000 Problem on this equipment. The Company is in the process of formulating contingency plans in those areas where the Company feels there is some risk that a particular system may not be year 2000 compliant before the year 2000. While the historical costs of these efforts have not been, and estimated cost of these future efforts are not presently expected to be, material to the Company's financial condition or any year's results of operations, there can be no assurance that this is the case.

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

 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

         The market risk inherent in the Company's financial instruments represents the potential loss arising from adverse changes in interest rates. The Company is exposed to market risk in the area of interest rate changes impacting the fair value of its investment securities. The Company's investment policy is to manage its investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the investment of available funds. The Company diversifies the investment portfolio by investing in a variety of highly-rated investment-grade securities and through the use of different investment managers. The Company's marketable securities portfolio is primarily invested in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Market risk is estimated as the potential change in fair value in the investment portfolio resulting from a hypothetical 10 percent change in interest rates, which is not material at July 2, 1999. The Company holds investments until maturity and carries the securities at amortized cost, which approximates fair market value.

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Shareholders on June 24, 1999. At the Annual Meeting, the shareholders elected each of the four nominees for director by the following votes:

Director:           Votes for:          Votes Against:
---------           ----------          --------------
Franz Fichtner      18,459,940             17,110
Kevin J. Hafer      18,459,940             17,110
Edwin L. Harper     18,456,115             20,935
William McAleer     18,456,190             20,860

         The shareholders voted to ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the current fiscal year with 18,464,299 votes in favor, 5,000 votes against, and 7,751 abstentions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

27.1     Financial Data Schedule

ITEMS 1, 2, 3 and 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    APEX, INC.
                                    (Registrant)


Date:    July 29, 1999                  /s/  KEVIN J. HAFER
                                     ---------------------------
                                     Kevin J. Hafer
                                     President and Chief Executive Officer




Date:    July 29, 1999                 /s/  BARRY L. HARMON
                                     ---------------------------
                                     Barry L. Harmon
                                     Vice President, Chief Financial Officer and
                                     Treasurer