Form 10-Q
period 1999-10-01
APEX INC
filed 1999-11-05
CIK 1027278

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 1, 1999 or

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

[X]Yes  [_] No


           As of October 15, 1999, the number of outstanding shares of the Company's Common Stock was 20,784,034.

                                    APEX INC.
                                    FORM 10-Q
                                 OCTOBER 1, 1999
                                      INDEX

                                                                                                              Page(s)
                                                                                                              -------
Part I     Financial Information
           Item 1.     Financial Statements
                      Consolidated Statements of Income (unaudited) for the three months and the
                          nine months ended October 1, 1999 and September 25, 1998                               3
                      Consolidated Balance Sheets (unaudited) at October 1, 1999 and December 31,
                          1998                                                                                   4
                      Condensed Consolidated Statements of Cash Flows (unaudited) for the nine
                          months ended October 1, 1999 and September 25, 1998                                    5
                      Notes to Consolidated Financial Statements (unaudited)                                     6
           Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
                          Operations                                                                            7-12

Part II     Other Information
           Item 6.     Exhibits and Reports on Form 8-K                                                         13

Signatures                                                                                                      14

                          PART I -FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                    APEX INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                            FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                          OCTOBER 1,      SEPTEMBER 25,     OCTOBER 1,      SEPTEMBER 25,
                                            1999             1998             1999              1998
                                         -------------------------------   ------------------------------
                                         (UNAUDITED)      (UNAUDITED)      (UNAUDITED)       (UNAUDITED)
Net sales                                  $24,898          $18,144          $72,159          $52,150
Cost of sales                               13,040            9,414           38,122           27,563
                                         -------------------------------   ------------------------------
     Gross profit                           11,858            8,730           34,037           24,587
                                         -------------------------------   ------------------------------

Operating expenses:
     Research and development                1,283              694            4,631            2,038
     Sales and marketing                     2,044            1,401            5,580            4,006
     General and administrative              1,482            1,294            4,454            3,931
                                         -------------------------------   ------------------------------
     Total operating expenses                4,809            3,389           14,665            9,975
                                         -------------------------------   ------------------------------

Income from operations                       7,049            5,341           19,372           14,612
Interest and other income                      770              697            2,234            1,872
                                         -------------------------------   ------------------------------

Income before income taxes                   7,819            6,038           21,606           16,484
Provision for income taxes                   2,690            2,021            7,436            5,523
                                         -------------------------------   ------------------------------

Net income                                 $ 5,129          $ 4,017          $14,170          $10,961
                                         -------------------------------   ------------------------------
                                         -------------------------------   ------------------------------

Earnings per share:
     Basic                                 $  0.25          $  0.20          $  0.69          $  0.54
                                         -------------------------------   ------------------------------
                                         -------------------------------   ------------------------------

     Diluted                               $  0.23          $  0.19          $  0.66          $  0.52
                                         -------------------------------   ------------------------------
                                         -------------------------------   ------------------------------

Weighted average shares used in
    computing earnings per share:
     Basic                                  20,714           20,220           20,561           20,184
                                         -------------------------------   ------------------------------
                                         -------------------------------   ------------------------------

     Diluted                                21,894           20,981           21,504           20,984
                                         -------------------------------   ------------------------------
                                         -------------------------------   ------------------------------

         See notes accompanying these consolidated financial statements.

                                    APEX INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                      OCTOBER 1,         DECEMBER 31,
                                                         1999               1998
                                                      -----------        -----------
                                                      (UNAUDITED)        (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                           $  8,260           $ 34,585
    Investments                                           51,740             17,339
                                                        --------           --------
       Total cash and investments                         60,000             51,924
    Accounts receivable, less allowance
       for doubtful accounts                              20,254             14,647
    Inventories                                            7,321              3,733
    Prepaid expenses                                       1,023                285
    Deferred tax assets                                      717                702
                                                        --------           --------
       Total current assets                               89,315             71,291
                                                        --------           --------
Property and equipment, at cost                            2,069              1,385
    Less accumulated depreciation                            761                781
                                                        --------           --------
                                                           1,308                604
                                                        --------           --------
Investments and other                                      1,493              1,503
                                                        --------           --------
Total assets                                            $ 92,116           $ 73,398
                                                        --------           --------
                                                        --------           --------


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                    $  2,086           $  1,416
    Accrued wages and commissions                            904                814
    Accrued warranty costs                                   645                745
    Income taxes                                             624                278
    Other accrued expenses                                   666                715
                                                        --------           --------
       Total current liabilities                           4,925              3,968
Deferred taxes                                                23                 23
                                                        --------           --------
Total liabilities                                          4,948              3,991
                                                        --------           --------

Commitments and contingencies

Shareholders' equity:

    Preferred stock, 1,000 shares authorized;
      no shares issued and outstanding                         -                  -
    Common stock, no par value; 100,000 shares
          authorized; 20,784 and 20,315 shares
          issued and outstanding, respectively            66,447             62,901
    Deferred compensation                                    (51)               (96)
    Retained earnings                                     20,772              6,602
                                                        --------           --------
       Total shareholders' equity                         87,168             69,407
                                                        --------           --------
Total liabilities and shareholders' equity              $ 92,116           $ 73,398
                                                        --------           --------
                                                        --------           --------

         See notes accompanying these consolidated financial statements.

                                    APEX INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                FOR THE NINE MONTHS ENDED
                                                                               OCTOBER 1,      SEPTEMBER 25,
                                                                                 1999              1998
                                                                              -----------       -----------
                                                                              (UNAUDITED)       (UNAUDITED)
Cash flows from operating activities:
Net income                                                                     $ 14,170           $ 10,961
                                                                               --------           --------
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                  499                301
     Deferred taxes                                                                 (15)               (92)
     Changes in:
        Accounts receivable, net                                                 (5,607)               407
        Inventories                                                              (3,588)              (512)
        Prepaid expenses                                                           (738)              (102)
        Other assets                                                                 20                (93)
        Accounts payable                                                            670                 78
        Accrued wages and commissions                                                90                (93)
        Accrued warranty costs                                                     (100)                 -
        Income taxes                                                                346                358
        Other accrued expenses                                                      (49)               361
                                                                               --------           --------
          Total adjustments                                                      (8,472)               613
                                                                               --------           --------
          Net cash provided by operating activities                               5,698             11,574
                                                                               --------           --------

Cash flows from investing activities:
    Purchases of investments                                                    (74,952)           (38,337)
    Maturities of investments                                                    40,541             38,216
                                                                               --------           --------
        Net change in investments                                               (34,411)              (121)
    Purchases of property and equipment                                          (1,158)               (51)
                                                                               --------           --------
        Net cash used in investing activities                                   (35,569)              (172)
                                                                               --------           --------

Cash flows from financing activities:
    Proceeds from employee stock plans and related tax benefit                    3,546                199
                                                                               --------           --------
        Net cash provided by financing activities                                 3,546                199
                                                                               --------           --------

Net (decrease) increase in cash and cash equivalents                            (26,325)            11,601
Cash and cash equivalents at beginning of period                                 34,585             11,825
                                                                               --------           --------
Cash and cash equivalents at end of period                                     $  8,260           $ 23,426
                                                                               --------           --------
                                                                               --------           --------

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

Note 2.  Inventories

         Inventories consisted of the following at:

                                                           OCTOBER 1,                     DECEMBER 31,
                                                             1999                            1998
                                                             ----                            ----
Raw materials                                                $1,083                         $  922
Work-in-process                                               1,840                          1,139
Finished goods                                                4,398                          1,672
                                                             ------                         ------
                                                             $7,321                         $3,733
                                                             ------                         ------
                                                             ------                         ------

Note 3.    Earnings Per Share

                                                         FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                         OCTOBER 1,    SEPTEMBER 25,       OCTOBER 1,    SEPTEMBER 25,
                                                           1999            1998              1999            1998
                                                           ----            ----              ----            ----
Net income                                               $ 5,129          $ 4,017          $14,170          $10,961
                                                         ---------------------------       ---------------------------
Weighted average shares for computing basic
    earnings per share                                    20,714           20,220           20,561           20,184
Dilutive effect of employee stock options after
    application of the treasury method                     1,180              761              943              800
                                                         ---------------------------       ---------------------------
Weighted average shares for computing diluted
    earnings per share                                    21,894           20,981           21,504           20,984
                                                         ---------------------------       ---------------------------
                                                         ---------------------------       ---------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE INFORMATION IN THIS ITEM 2 - "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" CONTAINS FORWARD-LOOKING STATEMENTS AS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE INCLUDE STATEMENTS REGARDING APEX'S FUTURE REVENUE, EXPENSES, AND NET INCOME, THE AVAILABILITY OF COMPONENTS AND COMPONENT SUPPLY TRENDS, APEX'S ENGINEERING DESIGN, RESEARCH, AND DEVELOPMENT ACTIVITIES, APEX'S FUTURE BUSINESS WITH ITS OEM CUSTOMERS, ESTIMATES OF FUTURE SALES GROWTH, AND Y2K COMPLIANCE. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS THAT INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY, INCLUDING THE RISKS RELATED TO SALES IN AN INTENSELY COMPETITIVE INDUSTRY WITH INCREASING PRICE COMPETITION, DEPENDENCE ON A LIMITED NUMBER OF CUSTOMERS, RISKS ASSOCIATED WITH RELIANCE ON A LIMITED NUMBER OF COMPONENT SUPPLIERS AND SINGLE SOURCE COMPONENTS, RISKS ASSOCIATED WITH PRODUCT DESIGN EFFORTS AND THE ABILITY TO DEVELOP AND INTRODUCE NEW PRODUCTS ON A TIMELY BASIS, FUTURE GENERAL AND ADMINISTRATIVE EXPENSES, FUTURE RESEARCH AND DEVELOPMENT EXPENSES, FUTURE SALES AND MARKETING EXPENSES, AND RISKS RELATED TO OEM AND BRANDED SALES. OTHER FACTORS THAT COULD CAUSE APEX'S OPERATING AND FINANCIAL RESULTS TO DIFFER INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998, "DESCRIPTION OF BUSINESS - RISK FACTORS."

OVERVIEW

         The Company designs, manufactures and markets stand-alone switching systems, remote access products, and integrated server cabinet solutions for the client/server computing market. The Company operated as a division of Apex Computer Company (the "Predecessor") through January 1993, providing computer maintenance services to Microsoft and selling integrated server cabinets and, to a limited extent, stand-alone switching systems, primarily to Microsoft. In February 1993, the assets of that division were spun off as a dividend to the sole shareholder of the Predecessor, who contributed those assets as the initial capital of the Company. Throughout 1993, the Company derived revenue primarily from the provision of computer maintenance services to Microsoft. In May 1994, the Company began selling stand-alone switching systems to Compaq for integration into server cabinets. In June 1994, the Company discontinued its computer maintenance service business and determined to concentrate on sales of stand-alone switching products and server cabinets, including server cabinets with integrated switching systems.

         A substantial portion of the Company's sales are concentrated among a limited number of original equipment manufacturers that purchase the Company's switching systems on a private-label basis ("OEMs" and "OEM customers"). For the first nine months of 1999 and the full years 1998, 1997, and 1996, sales to the Company's OEM customers represented approximately 62%, 60%, 65%, and 71% of the Company's net sales, respectively. The Company recently announced that sales to one private-label OEM customer, Hewlett-Packard Company, would cease on or about October 31, 1999. Hewlett-Packard represented 11.6 % of sales in the first nine months of 1999.

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

         The Company is currently experiencing increased price competition from a number of its competitors in the markets for stand-alone switching systems, remote access products, and integrated server cabinet systems, and the Company expects that pricing pressures will increase in the future.

         The Company purchases a number of the components for its switching products from sole or a limited number of suppliers. Although alternate suppliers are available for most of the components and services needed to produce the Company's products, the number of suppliers of some components is limited. The Company has experienced and may in the future experience shortages and delays in the delivery of such components, and these shortages and delays have caused and may in the future cause the Company to delay product launches and redesign its products. Qualifying a replacement supplier and obtaining components from alternate suppliers can take several months and can require significant additional redesign efforts by the Company, resulting in higher operating expenses and reductions in revenue. The Company depends upon its suppliers to deliver components that are free from defects, competitive in functionality and cost, and in compliance with the Company's specifications and delivery schedules. Disruption in supply, delays in delivery, a significant increase in the cost of one or more components, failure of a third party supplier to remain competitive in functionality or price, or the failure of a supplier to comply with any of the Company's procurement needs could delay or interrupt the Company's ability to manufacture and deliver its products to customers on a timely basis, thereby adversely affecting the Company's business and results of operations.

           Kevin J. Hafer, the Company's President and Chief Executive Officer, has exercised stock options for Apex Common Stock, and he now holds 384,265 shares of the Company's Common Stock as of October 15, 1999. Since November, 1997, Mr. Hafer has been selling (and/or making gifts of) approximately 30,000 to 39,500 shares of Apex Common Stock each quarter. Mr. Hafer has informed the Company that he intends to continue this disciplined selling (and/or gifting) program on a regular quarterly basis. Mr. Hafer has also informed the Company that, in order to diversify his investments and to provide liquidity, on one or more occasions over the next year or two he is likely to substantially increase the number of shares of Apex Common Stock that he sells over and above the number he sells on a regular quarterly basis. Other executive officers of the Company recently vested in significant amounts of the Company's Common Stock and continue to vest in additional shares on a monthly basis. These officers have informed the Company that they have sold and may sell additional shares of Apex Common Stock to provide liquidity and diversify their respective portfolios.

RESULTS OF OPERATIONS

         The following table sets forth selected unaudited statement of operations data expressed as a percentage of net sales:

                                                         FOR THE THREE MONTHS ENDED                 FOR THE NINE MONTHS ENDED
                                                        OCTOBER 1,        SEPTEMBER 25,          OCTOBER 1,         SEPTEMBER 25,
                                                          1999                1998                 1999                 1998
                                                          ----                ----                 ----                 ----
Net sales.....................................           100.0%              100.0%                100.0%              100.0%
Cost of sales.................................            52.4                51.9                  52.8                52.9
                                                         -----               -----                 -----               -----
Gross margin..................................            47.6                48.1                  47.2                47.1
                                                         -----               -----                 -----               -----
Operating expenses:
    Research and development..................             5.2                 3.8                   6.5                 3.9
    Sales and marketing.......................             8.2                 7.7                   7.7                 7.7
    General and administrative................             5.9                 7.2                   6.2                 7.5
                                                         -----               -----                 -----               -----
       Total operating expenses...............            19.3                18.7                  20.4                19.1
                                                         -----               -----                 -----               -----
Income from operations........................            28.3                29.4                  26.8                28.0
Interest and other income.....................             3.1                 3.8                   3.1                 3.6
                                                         -----               -----                 -----               -----
Income before income taxes....................            31.4                33.2                  29.9                31.6
Provision for income taxes....................            10.8                11.1                  10.3                10.6
                                                         -----               -----                 -----               -----
Net income ...................................            20.6%               22.1%                 19.6%               21.0%
                                                         -----               -----                 -----               -----
                                                         -----               -----                 -----               -----

         NET SALES. The Company's net sales consist of sales of stand-alone switching systems and integrated cabinet solutions. Net sales increased 37% to $24.9 million for the third quarter of 1999 from $18.1 million for the third quarter of 1998, due primarily to increased demand for private-label products. Apex-brand product sales increased 25% to $9.7 million in the third quarter of 1999 from $7.8 million a year ago. Private-label OEM sales and sales of Apex-brand products represented 61% and 39%, respectively, of net sales for the third quarter of 1999, compared to 57% and 43%, respectively, of net sales for the third quarter of 1998. 1999 year-to-date net sales increased 38% to $72.2 million from $52.2 million year-to-date in 1998 primarily due to growth in sales to private-label OEM customers and, to a lesser extent, increased sales of Apex-brand products. 1999 year-to-date private-label OEM sales and sales of Apex-brand products represented 62% and 38%, respectively, of net sales compared to 58% and 42%, respectively, year-to-date in 1998

         GROSS MARGIN. Gross margin is affected by a variety of factors, including: the ratio of OEM sales to branded sales, as OEM sales typically have lower gross margins than branded sales; product mix, including the percentage of integrated server cabinet solution sales, which generally have lower gross margins than sales of stand-alone switching systems; raw materials and labor costs; new product introductions by the Company and its competitors; and the level of outsourcing of manufacturing and assembly services by the Company. Gross margin decreased slightly in the third quarter of 1999 compared to the third quarter of 1998 due to the increased percentage of private-label OEM products in the sales mix partially offset by the overall increase in sales spreading fixed costs over greater levels of production.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses include compensation for engineers and materials costs and are expensed as they are incurred. Research and development expenses increased to $1.3 million for the third quarter of 1999 from $694,000 for the third quarter of 1998. As a percentage of net sales, research and development expenses increased to 5.2% from 3.8% for the third quarter of 1998. The increase in absolute dollars and as a percentage of net sales was due primarily to increased project spending and, to a lesser extent, increased compensation expense associated with increased staffing levels. 1999 year-to-date research and development expenses increased to $4.6 million from $2.0 million year-to-date in 1998, due to the same reasons noted for the third quarter. As a percentage of net sales, year-to-date research and development expenses increased to 6.5% from 3.9%. The Company believes that the timely development of innovative products and enhancements to existing products is essential to maintaining its competitive position and, therefore, expects research and development expenditures to increase in absolute dollars and possibly as a percentage of net sales.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses include advertising, promotional material, trade show expenses and sales and marketing personnel costs, including sales commissions and travel. Sales and marketing expenses increased to $2.0 million for the third quarter of 1999 from $1.4 million for the third quarter of 1998. The increase in absolute dollars and as a percentage of net sales was due primarily to increased advertising and tradeshow expenses, including expenses relating to market entry strategies for Europe and increased compensation expense associated with increased sales volumes and staffing levels. 1999 year-to-date sales and marketing expenses increased to $5.6 million from $4.0 million year-to-date in 1998, due to the same reasons noted for the third quarter. The Company expects sales and marketing expenditures to increase in absolute dollars and possibly as a percentage of net sales as it continues its efforts to increase branded sales and international sales.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include personnel costs for administration, finance, human resources and general management, as well as rent, utilities and legal and accounting expenses, and provision for Washington State's gross receipts tax. General and administrative expenses increased to $1.5 million for the third quarter of 1999 from $1.3 million for the third quarter of 1998. The increase in absolute dollars was due primarily to increased occupancy expenses at the Company's new facilities in Redmond, Washington, and increased compensation expense, partially offset by reduced expenses associated with the Company's patent infringement lawsuits against certain competitors. As a percentage of net sales, general and administrative expenses decreased to 5.9% for the third quarter of 1999 from 7.2% in the same period a year ago, as the Company was able to limit spending increases. 1999 year-to-date general and administrative expenses increased to $4.5 million from $3.9 million year-to-date in 1998, due to the same reasons noted for the third quarter, and to approximately $300,000 in non-recurring costs associated with the Company's move to new facilities in the second quarter. As a percentage of net sales, year-to-date general and administrative expenses decreased to 6.2% from 7.5%. The Company expects general and administrative expenses to increase in absolute dollars and possibly as a percentage of net sales to support the growth of the operations and sales functions.


BACKLOG

         As of October 1, 1999, the Company's backlog was $19.5 million, compared to $10.1 million at December 31, 1998 and $11.5 million at the end of the third quarter of 1998. Backlog consists of purchase orders with delivery dates scheduled within the next six months. None of the Company's customers is obligated to purchase products from the Company except pursuant to binding purchase orders. Generally, purchase orders are subject to cancellation up to eight weeks prior to the scheduled shipment date. Because of the timing of orders and the possibility of customer changes to delivery schedules, the Company does not believe that its backlog as of any particular date is representative of actual sales for any succeeding period. Moreover, with recent industry-wide initiatives to reduce all channel inventories and shorten lead times, the Company views backlog as a less important indicator of future results than may have been the case in prior years.


LIQUIDITY AND CAPITAL RESOURCES

         As of October 1, 1999, the Company's principal sources of liquidity consisted of approximately $60.0 million in cash, cash equivalents and current investments, an increase of $8.1 million from the December 31, 1998 balances. In addition, the Company has a combined line of credit and letter of credit facility with a bank with aggregate borrowing capacity of $5.0 million at prime. Under the line of credit, the Company may borrow up to a specified amount based upon its accounts receivable. Under the letter of credit arrangement, the bank will issue commercial letters of credit up to an aggregate of $5.0 million (less any amounts outstanding under the line of credit). The combined line of credit and letter of credit facility has a maturity date in September, 2000.

         The Company's operating activities generated cash of approximately $5.7 million for the first nine months of 1999, compared to $11.6 million for the same period a year ago. The decrease in cash flow from operations in 1999, when compared with the first nine months of 1998, resulted primarily from increased net income, partially offset by increases in accounts receivable and inventory. At October 1, 1999, the Company's OEM customers accounted for approximately 65% of the accounts receivable.

         The Company believes that existing cash balances, cash generated from operations and the funds available to it under credit facilities will be sufficient to fund its operations through 2000.


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

         MOST LIKELY CONSEQUENCES OF YEAR 2000 PROBLEMS. The Company currently believes that it is not possible to determine with complete certainty that all Year 2000 Problems affecting the Company have been or can be identified or corrected. The devices that could be affected, and the interactions among these devices, are simply too numerous, and the Company cannot accurately predict how many Year 2000 Problem-related failures will occur or the severity, duration, or financial consequences of these failures. In the year 2000, management therefore expects (i) a significant number of operational inconveniences and inefficiencies for the Company and its customers, suppliers, vendors, and service providers that may divert management's time and attention and financial and human resources from its ordinary business activities, and (ii) a lesser number of serious system failures that may require significant efforts by the Company to prevent or alleviate material business disruptions.

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


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

         The market risk inherent in the Company's financial instruments represents the potential loss arising from adverse changes in interest rates. The Company is exposed to market risk in the area of interest rate changes impacting the fair value of its investment securities. The Company's investment policy is to manage its investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the investment of available funds. The Company diversifies the investment portfolio by investing in a variety of highly-rated investment-grade securities and through the use of different investment managers. The Company's marketable securities portfolio is primarily invested in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Market risk is estimated as the potential change in fair value in the investment portfolio resulting from a hypothetical 10 percent change in interest rates, which is not material at October 1, 1999. The Company holds investments until maturity and carries the securities at amortized cost, which approximates fair market value.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

3.1.1 Articles of Amendment, changing the corporate name to Apex Inc., effective July 1, 1999

27.1     Financial Data Schedule


ITEMS 1, 2, 3, 4 and 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  APEX INC.
                                  (Registrant)


Date:      November 4, 1999       /s/   Kevin J. Hafer
                                  ------------------------------
                                  Kevin J. Hafer
                                  President and Chief Executive Officer



Date:      November 4, 1999       /s/  Barry L. Harmon
                                  ------------------------------
                                  Barry L. Harmon
                                  Vice President, Chief Financial Officer and
                                  Treasurer