Form 10-K405
period 1999-12-31
APEX INC
filed 2000-03-30
CIK 1027278

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)


   /X/     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

   / /     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM          TO          .

                       COMMISSION FILE NUMBER: 000-21959

                            ------------------------

                                   APEX INC.
             (Exact name of registrant as specified in its charter)

             WASHINGTON                                                  91-1577634
  (State or Other Jurisdiction of                           (I.R.S. Employer Identification No.)
    Incorporation or Organization)

       9911 WILLOWS ROAD N.E.
        REDMOND, WASHINGTON                                                98052
  (Address of Principal Executive                                        (Zip Code)
               Offices)

                                  425-861-5858
              (Registrant's telephone number, including area code)

      Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, no par value per share

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes __ X ____    No ____________

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting common stock held by non-affiliates of the registrant on March 3, 2000 was approximately $894,122,000.

    The number of shares outstanding of the registrant's common stock as of March 3, 2000 was 21,207,588.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE STATEMENTS CONTAINED IN THIS ANNUAL REPORT THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS RELATING TO THE APEX STRATEGY, BUSINESS PROSPECTS AND FUTURE OPERATING RESULTS, PROSPECTS FOR INCREASING OEM AND BRANDED SALES, COMPETITION, NEW PRODUCT INTRODUCTIONS, DEVELOPMENT OF ADDITIONAL SUPPLIER RELATIONSHIPS, DEVELOPMENT OF RESELLER CHANNELS, PRODUCT RETURNS AND WARRANTY CLAIMS, ABILITY TO OBTAIN AND PROTECT PROPRIETARY RIGHTS, CUSTOMER SERVICE, DEVELOPMENT OF INTERNATIONAL SALES, FUTURE RESEARCH AND DEVELOPMENT EXPENDITURES, FUTURE SALES AND MARKETING EXPENSES, FUTURE GENERAL AND ADMINISTRATIVE EXPENSES, BACKLOG, AND FUTURE LIQUIDITY AND CAPITAL RESOURCES. ALL OF THESE FORWARD-LOOKING STATEMENTS ARE BASED ON INFORMATION AVAILABLE TO US ON THE DATE OF THIS ANNUAL REPORT, AND WE ASSUME NO OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THIS ANNUAL REPORT. THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS ANNUAL REPORT, AND OTHER WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS MADE BY US FROM TIME TO TIME, ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "DESCRIPTION OF BUSINESS--RISK FACTORS."

READERS SHOULD NOT PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS, WHICH REFLECT MANAGEMENT'S VIEW ONLY AS OF THE DATE OF THIS ANNUAL REPORT. WE UNDERTAKE NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT SUBSEQUENT EVENTS OR CIRCUMSTANCES. READERS SHOULD ALSO CAREFULLY REVIEW THE RISK FACTORS DESCRIBED IN OTHER DOCUMENTS WE FILE FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION.

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

    We design, manufacture, and sell stand-alone switching systems and remote access products for the client/server computing market. Network administrators in client/server environments have increasingly complex and growing server populations, and our switching systems and remote access products help network administrators manage multiple servers from a single keyboard, video monitor and mouse configuration (a "console"), which may be at a remote location. Specifically, our products reduce personnel, space, energy, depreciation and maintenance costs that organizations face when adopting or expanding client/server architecture.

    We provide comprehensive "plug and play" switching systems for many network administration, management and storage problems faced by customers using client/server architecture. Our switching products, including
OUTLOOK-REGISTERED TRADEMARK-, VIEWPOINT-REGISTERED TRADEMARK- and EMERGE-TM-, help network administrators access multiple servers from one or more centralized or remote consoles, consolidate hardware requirements, and provide direct hardwired connections between the switch and the attached servers to facilitate access to those servers, even when the network is down. In addition, our switching systems are able to work with heterogeneous server populations. Most of our switching products use our patented On Screen

Configuration And Reporting ("OSCAR") interface. OSCAR-Registered Trademark-allows network administrators to immediately identify and access servers according to the administrators' own naming conventions. We also sell integrated server cabinet solutions to consolidate and store a variety servers and related hardware in a single cabinet that makes physical access and hardware maintenance tasks safer and more efficient.

    We market and sell our products through a direct sales force and various distribution channels. A substantial portion of our sales are concentrated among a limited number of OEMs that purchase our switching systems on a private-label basis. Apex supplies stand-alone switching systems to Compaq and others under private-label arrangements for integration into their product offerings. Sales to Compaq represented approximately 50% of our net sales for 1999, 43% of our net sales for 1998, and 51% of our net sales for 1997. According to International Data Corporation, a market research firm, Compaq shipped 31% of all PC servers shipped worldwide in 1999. We also sell our branded switching products to various manufacturers of servers and related networking products, such as Dell, EMC, Gateway, IBM, SCI, Solectron and Unisys. These customers integrate and sell our branded switches with their own products. Our end-user branded sales customers for 1999 included Amazon.com, Disney, Comcast, Immunex, Infoseek, Intel, Microsoft, Miller Brewing, Network Associates, Nordstrom, Peoples Bank, Price Interactive and Starwave.

    OSCAR, OUTLOOK, and VIEWPOINT are registered trademarks of ours. Apex and EMERGE are trademarks of ours. This annual report also includes trademarks of other companies.

INDUSTRY BACKGROUND

    Information technology ("IT") is becoming more critical to most business operations as computers perform multiple and diverse functions throughout organizations. Many organizations are decentralizing computing power while sharing technology resources and providing broad access to enterprise data. This has resulted in the widespread adoption of distributed network computing environments using a client/server architecture of interconnected PCs. The typical client/server installation consists of a local area network ("LAN") with multiple centralized PCs operating as "servers" dedicated to performing specific functions for the many "client" PCs connected to the LAN. According to Dataquest, worldwide shipments of PC servers are expected to grow 17% on a compounded annual basis through 2003.

    The increase in PC-based LANs and wide-area networks ("WANs") creates significant network administration and space problems for organizations using them. Network administrators, who may supervise thousands of servers, must identify and access relevant servers, add or delete users, add, change or upgrade applications, tune systems for better performance, and diagnose and correct network failures. Client/server networks use servers designed to operate as stand-alone systems, each with its own console. So, to perform network administration and management tasks, network administrators must deal with a large number of consoles, whether centrally located or dispersed throughout the organization.

    As network resources become more critical to organizations, constant availability of the network is more important as well. The time that a network is down or degraded can cause significant inconvenience, loss of productivity, and financial loss. Because diagnosis and correction of abnormal network behavior often requires the network staff to physically access each affected server through its own console, quick and efficient "fault" management can be difficult, especially when there are a large number of dispersed servers involved. In addition, when a network fails, an administrator's ability to quickly and efficiently diagnose and correct the problem is often hampered because the administrator is not able to access the software tools that reside on the network and that are normally used to manage network failures.

    In addition to these network administration and management problems, as organizations' network computing needs increase, the number of servers, consoles and other peripherals grows. Without efficient storage and configuration, network hardware consumes substantial and often expensive floor space, creates clutter that hampers network administration and management, and increases the risk of physical damage to expensive hardware. The space management solutions available to network administrators have generally consisted of racks or cabinets designed to house only one type of server, and most have not been technically designed for ease of access. Organizations with distributed, heterogeneous client/server networks have often been left with no customized solution.

PRODUCTS

    We provide comprehensive solutions to many of the network administration, management and storage problems inherent in client/server network environments by offering a family of stand-alone switching systems in three product lines, OUTLOOK, VIEWPOINT and EMERGE.

    Our OUTLOOK, VIEWPOINT and EMERGE products consolidate the control and monitoring of multiple network servers to a centralized command center consisting of one or more consoles. Our console switching products work with heterogeneous server populations that use different platforms, such as Intel, Macintosh, IBM RS 6000, Hewlett-Packard 9000, DEC Alpha and Sun Sparc, and different operating systems, such as Windows NT, Unix, NetWare and O/S 2. Most of our console switching and remote access products use our patented OSCAR interface that enables a network administrator to immediately identify and access servers using the administrator's own naming convention, as opposed to predesignated numbers. Our console switching and remote access products operate out-of-band, meaning there is a direct hardwired connection between the console and the attached servers through the switch. This direct connection enables network administrators to access network servers and locate the problem server even when the network is down.

    OUTLOOK switches are designed for small-to-medium network configurations and provide for unsurpassed ease-of-use, reliability, and server density. OUTLOOK switches allow IT professionals to access and control multiple servers from a single console or multiple consoles. By integrating multiple OUTLOOK switches, access can be expanded to provide centralized control of up to 256 servers. OUTLOOK switches offer reliability and extensive functionality, including programmable naming, scanning, security, and system broadcast features. With our patented OSCAR interface, OUTLOOK allows users to select and manage servers using an intuitive, information-rich menu.

    VIEWPOINT matrix switches are designed for medium-to-large scale, multi-console server environments, and have become the de facto standard in data centers and server farms worldwide. VIEWPOINT allows dozens of individual users to independently access, view, manage and directly control server activities on up to thousands of servers in our out-of-band and non-intrusive manner that doesn't impact server or network performance. VIEWPOINT'S technology allows access to servers up to 850 feet away, supports remote diagnostics via a serial port, and includes our user-definable A.G.E.N.T.-TM- advanced security system.

    EMERGE is the fastest and most reliable way to remotely control and manage your entire server population--no matter where you are, and no matter where your servers are. EMERGE allows you to diagnose, reconfigure, and reboot servers from home, and avoid inconvenient travel at inconvenient times. EMERGE offers the freedom and flexibility to access, switch, monitor, and control all of your servers from any location--with no intrusion or performance hit on your servers or corporate network. EMERGE can be accessed via dial-in, IP addressing, across a LAN or WAN, or through multiple combinations. EMERGE is independent of network topology or server operating system. EMERGE is designed for use alone, or in conjunction with OUTLOOK or VIEWPOINT console switching.

SALES AND MARKETING

    We market and sell our products through an internal sales force and various distribution channels, including private-label OEM and reseller arrangements. We market our products primarily through advertisements in trade publications, participation in major industry trade shows, promotions with distributors and VARs, and our website. As of December 31, 1999, we employed 29 people in sales and marketing. Our sales personnel process written and telephone orders, support existing customers and respond to telephone inquiries.

    We currently sell various switching products to Compaq and others pursuant to private-label arrangements. These private-label OEM customers integrate and sell our switches with their own networking products, including network servers and integrated server cabinets. We devote significant sales and customer service resources to our OEM accounts. We also sell our branded switching products to various other manufacturers of servers and related networking products, such as Dell, EMC, Gateway, IBM, SCI, Solectron, and Unisys. These customers integrate and sell our branded switches with their own products. We are continuing to leverage our significant experience in working with our OEM and other server manufacturer customers to enter into new relationships with other manufacturers of servers in the United States and Europe. We believe that the architecture, quality and reliability of our products, together with our commitment to customer service, are attractive to server manufacturers.

    We have relationships with a variety of resellers, including distributors (including Tech Data and Ingram Micro), VARs, and systems integrators, for the distribution and sale of Apex-brand switching and cabinet products in the United States, Europe and elsewhere. We devote resources to educating our resellers as to the benefits of our products and training them in the proper installation and support of our products. We will continue devoting additional resources to increase these branded sales, and we will pursue additional relationships with resellers both domestically and internationally.

    We have focused and expect to continue to focus on contracting with local, regional and international resellers who have the technical capability and market presence to assist end-user customers in developing network space management and access and control solutions to meet their particular needs. Our future success will depend in part on our ability to attract, train and motivate such resellers.

    We provide and will continue providing discounts and other special pricing arrangements to our resellers. Because of such discounts and other arrangements, we expect our gross margins on sales through resellers to be lower than gross margins on direct sales. Our agreements with resellers generally are nonexclusive and may be terminated on short notice by either party without cause. Our resellers are not within our control, are not obligated to purchase products from us and frequently offer products of several different manufacturers, including products that compete with ours.

    We believe Compaq and many other manufacturers of servers market and sell their own branded server cabinets. Accordingly, we believe we have limited opportunities to sell our own server cabinets to new purchasers of servers. Instead, we believe that sales of our server cabinets have been and will continue to be limited primarily to end-user customers who have a need to more efficiently configure and manage existing network systems.

    Our strategy with regard to international sales is to create an international sales distribution network for our branded switching products focusing initially on the network computing market in Europe because of its large installed server base. We presently have relationships with 28 international distributors and resellers in 23 foreign countries as part of our effort to build an international third-party distribution network. We are currently shipping private-label switching products to OEMs with facilities in Europe and Asia and branded switching products to other manufacturers of servers and related networking products with facilities in Europe. To date our direct end-user or VAR, integrator, and reseller channel sales into Europe are growing, but have not been significant. We are continuing efforts to build a third-party international distribution network.

CUSTOMERS

    To date, a substantial portion of our net sales have been generated from private-label sales of switches to OEMs for integration into their product offerings. Sales to our private-label OEM customers represented 63% of our net sales for 1999, 60% of our net sales for 1998, and 65% of our net sales for 1997. While we have contracts with certain of our existing private-label OEM customers, none of them are obligated to purchase products from us except pursuant to binding purchase orders. Consequently, any OEM customer could cease doing business with us at any time. We also sell our branded switching products to various other manufacturers of servers and related networking products, who integrate and sell Apex-brand switches with their own products. The loss or material decline in orders from certain of our current private-label OEM customers or certain of our other customers who manufacture servers and related networking products could have a material adverse effect on our business, financial condition and results of operations.

    Sales to Compaq represented approximately 50% of our net sales in 1999, 43% of our net sales in 1998, and 51% of our net sales in 1997.

    Our private label arrangement with Hewlett-Packard Company ceased in the fourth quarter of 1999. Hewlett-Packard represented less than 10% of our sales in 1999.

BACKLOG

    Our backlog was $30.4 million at December 31, 1999, $10.1 million at December 31, 1998, and $7.9 million at December 31, 1997. Backlog consists of purchase orders with delivery dates scheduled within the next six months. None of our customers is obligated to purchase products from us except pursuant to binding purchase orders. Because of the timing of orders and the possibility of customer changes to delivery schedules, our backlog as of any particular date may not be representative of actual sales for any succeeding period. Moreover, with recent industry-wide initiatives to reduce all channel inventories and shorten lead times, we view backlog as a less important indicator of future results.

CUSTOMER SERVICE

    We emphasize customer service by developing innovative, high quality products, encouraging customer feedback through contact with key customers, providing technical support and information on our website and providing a customer hotline that offers technical support for the life of our products. As of December 31, 1999, we employed six people in our customer service department. Our switches have a "plug and play" design and do not typically require extensive configuration. We respond quickly to our customers' requests for technical support and service, and our engineering department often works with individual customers to troubleshoot problems and develop custom solutions. We offer warranties for parts and service on all of our products. To date, we have not experienced significant product returns. We may, as a result of competitive pressures, change our warranty policies in the future to provide coverage that is greater in scope and duration than that currently offered. If we were to increase our warranty coverage, our risk of warranty claims and therefore our warranty reserves would likely increase.

PRODUCT DEVELOPMENT

    We believe that the continued, timely development of new products and enhancements to our products is essential to building our competitive position. The market for our switching products has experienced rapid technological advances, frequent new product introductions and enhancements, and significant price competition. The introduction of products incorporating superior or alternative technologies (such as switching software), the emergence of new industry standards or changes in the market's pricing structure could render our existing products and products under development obsolete or unmarketable. Our switching systems combine components, such as printed circuit boards, connectors, cable assemblies, power supplies and enclosures, that are manufactured by other companies and are generally available to our competitors and potential competitors. Our future success will depend in large part upon continued innovative application of such commercially available components to the expansion and enhancement of our existing products and the development and introduction of new products that address changing customer needs on a cost-effective and timely basis.

    Due to our significant reliance on private-label OEM relationships, our product development efforts are often focused on developing new products or enhancements for OEM customers. At times, these new products or enhancements may not be readily marketable to other customers.

    Our engineering and product development efforts focus on the needs of our customers by providing practical, marketable products that have immediate applications in their markets. By maintaining contact with customers throughout the installation and technical support process, we are able to identify and test potential design modifications and improvements as well as new applications and extensions for existing products. We expect this process will enable us to develop new product categories and applications based on existing technology developed to meet specific customer needs. Many of our products are designed to accommodate future modifications and additional features, which we believe facilitates the development and integration of modifications and features if we see a market need.

    Our engineering and product development expenses were approximately
$6.5 million for 1999, $3.2 million for 1998, and $2.0 million for 1997. As of December 31, 1999, we employed 26 people in our engineering department. In addition, we use independent contractors from time-to-time. As of December 31, 1999, we were working with less than ten independent contractors on various development projects. To meet the challenges of the rapidly changing technology in the computer industry, we expect to make substantial investments in product development in the future.

MANUFACTURING

    We perform final assembly, quality assurance and testing of our products. In order to avoid the capital investment required to establish and maintain in-house manufacturing capabilities, we rely on subcontractors in the United States for the assembly of printed circuit board assemblies, subassemblies, chassis and equipment enclosures. We believe that such assembly can typically be done by subcontractors at a lower cost than if we assembled such items ourselves. Outsourcing manufacturing operations allows us to concentrate our resources on research and development, product design, quality assurance, sales and marketing and customer service. Prior to shipping, we subject our finished products to quality and regulatory screenings and functional testing to assure quality and reliability. We received ISO 9002 certification from Underwriters Laboratories, Inc. in March 1999. At December 31, 1999, we employed 24 people in our manufacturing department.

    We rely on several third party manufacturers, including Technical Services, Inc. and ETMA, for subassembly of our products. These outsourcing arrangements, and any future outsourcing arrangements, involve numerous risks, including reduced control over product quality, delivery schedules, manufacturing yields and costs. In addition, while these third party manufacturers have arrangements for warranty obligations, we remain primarily responsible to our customers for warranty obligations.

    We purchase industry-standard parts and components, including power supplies, cable assemblies, line filters, enclosures and printed circuit boards for the assembly of our products from multiple vendors and suppliers through a worldwide sourcing program. We buy components under purchase orders and generally do not have long-term agreements with our suppliers. No custom integrated circuits are currently used in any product in production, although custom integrated circuits may be used in our products in the future. Circuit boards are currently obtained from a number of sources, including Technical Services, Inc., and ETMA. We believe that there are adequate alternative sources for our product components. Any termination of or significant disruption in our relationship with suppliers of our switching product components may prevent us from filling customer orders in a timely manner since we generally do not maintain large inventories of our products or components. Some of the components for our products are available from a single supplier or a limited number of suppliers. For example, Pioneer-Standard Electronics, Inc. and Reptron Electronics, Inc. supply us with power supply components, Carlyle supplies us with cable components and Kent Electronics, Inc. supplies us with various electronic components. In addition, the frames for our server cabinets are obtained from a single source, APW, and the sheet metal components are purchased locally from a small number of manufacturers, including Northwest Manufacturing. We maintain quality relationships and close contact with each of our suppliers.

COMPETITION

    The market for our products is highly fragmented and competitive, and we expect competition to increase in the future. In the market for switching systems, we compete with independent third parties like Cybex, Raritan, Rose, CCC, Minicom Advanced Systems, Aten International, CompuCable, Belkin and StarTech, some of which have substantially greater financial, marketing and technical resources than we have. Our OEM customers could decide to manufacture their own switching products or offer those supplied by our competitors. In the market for server cabinets, we compete with a significant number of regional and international cabinet manufacturers including APW, Ergotron, Rittal, Hergo, and Engineered Data Products, many of which have substantially greater financial, marketing and technical resources than we have. In addition, Compaq and others are OEM customers for certain of our switching products and sell their own branded integrated server cabinets. Our cabinet systems also compete with other types of lower density, unenclosed technology storage systems.

    In the market for integrated switches, we compete primarily on the basis of technological advances, performance in relation to price, quality, reliability, development capabilities and customer service. In the market for server cabinets, we compete primarily on the basis of available product features, quality, reliability, development capabilities and customer service. In addition, the market for server cabinets and other technology storage systems is characterized by intense price competition, and many of our competitors in this market offer products at significantly lower price points.

    Our future success will be highly dependent upon timely completion and introduction of new products and product features at competitive price and performance levels which address the evolving needs of our customers. We are currently experiencing increased price competition in both the market for stand-alone switching systems and the market for integrated server cabinet solutions and expect that pricing pressures will increase in the future.

PROPRIETARY TECHNOLOGY

    Our future success is dependent in part upon our ability to protect the proprietary rights in our products. We seek to protect our intellectual property rights by invoking the benefits of the patent, trademark, copyright, trade secret and unfair competition laws of the United States, which provide only limited protection. The PTO has issued Patent Number 5,721,842, Patent Number 5,884,096 and Patent Number 5,937,176 to us for various aspects of our OUTLOOK and VIEWPOINT products and our OSCAR interface. We have various corresponding patent applications pending under the provisions of the Patent Cooperation Treaty (which permits the filing of corresponding foreign patent applications in numerous foreign countries within a limited time period). We also have other United States and foreign patent applications pending. There can be no assurance that any additional patents will be issued from any of our pending applications, that any patents will be issued in any additional countries where our products can be sold, or that any claims allowed in our patents or in any pending patent applications will be of sufficient scope or strength for, or provide any meaningful protection or any commercial advantage to, us. Moreover, our competitors may challenge the validity of, or be able to design around, these patents or any other patents that may be issued to us. The laws of certain foreign countries in which our products are or may be developed, manufactured or sold may not protect our products or intellectual property rights to the same extent as do the laws of the United States and thus increase the likelihood of piracy of our technology and products.

    We believe that certain products of certain competitors infringe one or more of our U.S. patents. In early 1998, we filed lawsuits against certain companies, which were dismissed without prejudice by the agreement of the parties in early 1999 to allow certain patent issues raised in the litigation to be initially determined by the PTO Board of Appeals and Interpretations. We may file additional lawsuits against other companies regarding the alleged infringement. See "--Legal Proceedings." Patent litigation, and any other litigation relating to our intellectual property to which we become a party, is subject to numerous risks and uncertainties, and there can be no assurance that we will be successful in any such litigation. See "--Risk Factors--Limited Protection of Proprietary Rights; Risks of Third Party Infringement." Although we are not currently aware of any infringement of our intellectual property rights, other than the two U.S. patents, or any violation of our trade secrets, nondisclosure or licensing arrangements, there can be no assurance that the steps we take to protect our intellectual property rights will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. See "--Risk Factors--Limited Protection of Proprietary Rights; Risks of Third Party Infringement."

EMPLOYEES

    As of December 31, 1999, we employed 110 persons, 25 of whom were in administration and management, 26 of whom were in engineering and product development, six of whom were in service and technical support, 24 of whom were in manufacturing and 29 of whom were in sales and marketing. Our employees are not covered by any collective bargaining agreements relating to their employment by us. We believe that we have good relations with our employees.

                                  RISK FACTORS

    AN INVESTMENT IN APEX COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. IN ADDITION TO THE OTHER INFORMATION CONTAINED IN THIS ANNUAL REPORT, YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS IN DECIDING WHETHER TO PURCHASE OR INVEST IN APEX COMMON STOCK:

OUR BUSINESS IS DEPENDENT UPON A LIMITED NUMBER OF CUSTOMERS THAT ARE NOT OBLIGATED TO CONTINUE TO DO BUSINESS WITH US.

    A substantial portion of our sales is concentrated among a limited number of private-label OEM customers. Sales to these OEMs represented approximately 63% of our net sales for 1999, 60% of our net sales for 1998, and 65% of our net sales for 1997. Sales to Compaq represented approximately 50% of our net sales for 1999, 43% of our net sales for 1998, and 51% of our net sales for 1997. Our OEM business is subject to risks, including:

    - Contract termination

    - Reduced or delayed orders

    - Adoption of competing products developed by third parties for the OEM or by the OEM's internal development team

    - Changes in corporate ownership, financial condition, business direction or product mix by the OEM

    Any of these risks could have a material adverse effect on our business, financial condition and results of operations. We have experienced, and in the future may experience, significant reductions or delays in orders from our OEM customers, which may have a material adverse effect on our quarterly sales and operating results.

    The loss of one or more large OEM customers could materially harm our business. For example, in September 1999, we received notice that our private-label arrangement with Hewlett-Packard Corporation for the production of switching products would terminate, and this arrangement with Hewlett-Packard ceased in the fourth quarter of 1999. None of our OEM customers is obligated to purchase our products except pursuant to binding purchase orders. Consequently, any OEM customer could cease doing business with us at any time. Apex's dependence upon certain OEMs also results in a significant concentration of credit risk, thus a substantial portion of our trade receivables outstanding from time to time may be concentrated among a limited number of customers.

    Apex's sales of branded switching products to other manufacturers of servers and related networking products, who integrate and sell Apex-brand switches with their own products, are increasing. These manufacturers are not obligated to purchase products from us except pursuant to binding purchase orders and could cease doing business with us at any time. Our business with these customers is subject to risks such as the following:

    - Short order cycles and difficulty in predicting sales

    - Reduced or delayed orders

    - Adoption of competing products developed by third parties for the customer or by the customer's own internal development team

    - Change in corporate ownership, financial condition, business direction or product mix of the customer

    The loss of, or material decline in orders from, certain of these customers could have a material adverse effect on our business, financial condition and results of operations.

OUR REVENUE MAY NOT CONTINUE TO GROW AT THE SAME RATE IN THE FUTURE AS IT HAS IN THE PAST.

    Although our revenue has grown substantially in recent quarters, we do not expect our revenue to grow at such a rapid rate in the future, and our revenue could decline. Apex's total revenue has grown from $55 million in fiscal 1997, to $76 million in fiscal 1998, and to $107 million in fiscal 1999. As our business matures, it is unlikely that revenue will continue to grow at the same rapid pace as it has. If our revenue does not increase at or above the rate equity research analysts expect, the trading price for our common stock may decline. Our future growth rates will depend on our ability to expand sales of our existing products, which will require significant expenses that we may not have sufficient resources to undertake.

WE ARE LIKELY TO EXPERIENCE FLUCTUATIONS IN OPERATING RESULTS.

    We have historically experienced substantial fluctuations in operating results, on a quarterly and an annual basis. These fluctuations will likely continue in the future. Our operating results will be affected by a number of factors, including, but not limited to:

    - The volume and timing of orders, particularly from private-label OEM and other large customers

    - The timing of shipments

    - The timing of new product introductions and enhancements by us and by our competitors

    - Changes in product or distribution channel mixes

    - Changes in pricing policies or price reductions

    - Competition and price reductions by competitors

    - The availability and cost of supplies and components

    - Sales and marketing expenses related to entering into new markets, introducing new products and retaining current OEM and other large customers

    - Fluctuations in sales of servers due to changes in economic conditions or capital spending levels

    Our operating results are affected by seasonal trends and by general conditions in the server market. We have experienced, and are likely to continue to experience, some degree of seasonality due to customer buying cycles. The third and fourth quarters generally have higher net sales levels due to customer budgeting and procurement cycles, which correspondingly may depress net sales in other quarters. Because our business and operating results have depended to a significant extent on the general conditions in the server market, any adverse change in the server market due to adverse economic conditions, declining capital spending levels or other factors could have a material adverse effect on our business, financial condition and results of operations.

    We believe that quarter-to-quarter comparisons of our historical financial results are not necessarily meaningful indicators of our future operating results, and you should not rely on them as an indication of our future performance. If our quarterly operating results fail to meet the expectations of equity research analysts, the price of our common stock could be negatively affected.

A SUBSTANTIAL PORTION OF OUR BUSINESS CONSISTS OF SALES TO OEM CUSTOMERS, WHICH VARY SIGNIFICANTLY FROM QUARTER TO QUARTER. A SUBSTANTIAL DROP IN OEM SALES COULD GREATLY HARM OUR BUSINESS.

    The majority of our sales are to OEM customers, and we have experienced, and will continue to experience, period-to-period variability in sales to OEM customers. Any cancellation, rescheduling or reduction of orders by OEM customers in the future could materially adversely affect our operating results. Although our OEM customers typically place orders for products up to several months prior to scheduled shipment dates, these orders are subject to cancellation generally up to six weeks prior to the scheduled shipment date. We use warehouses near these customers to fulfill orders under a

"just-in-time" inventory management system, and we generally recognize revenue when these customers take possession of our products. In the past, we have generally been required to plan production, order components and undertake our manufacturing activities prior to the time that these orders become firm or the products are accepted. In addition, OEM customers have in the past requested, and are likely in the future to request, that we delay shipment dates or cancel orders for products that are subject to firm orders. Accordingly, sales to OEMs for future quarters are increasingly difficult to predict. Moreover, any cancellation, rescheduling or reduction of orders by OEM customers in the future could materially adversely affect our operating results.

FAILURE TO ACCURATELY FORECAST OUR BRANDED SALES COULD LEAD TO COSTLY OVERPRODUCTION OR PRODUCT SHORTAGES.

    If we succeed in increasing our branded sales (i.e. sales to customers other than our private-label OEM customers) as a percentage of net sales, quarterly sales and operating results will become more dependent upon the volume and timing of branded product orders received during the quarter. Because many customers of our branded products typically place orders shortly before their requested shipment date, revenues from branded sales are difficult to forecast. With recent industry-wide initiatives to reduce all channel inventories and to shorten lead times, our major OEM customers are reducing the number of weeks of forward-committed firm orders. Furthermore, many purchasers typically require prompt delivery of products. This results in a limited backlog of orders for these products and requires us to maintain sufficient inventory levels to satisfy anticipated customer demand. The inability to accurately forecast the timing and volume of orders for branded products during any given quarter could adversely affect operating results for such quarter and, potentially, for future periods. If we underestimate sales, we will not be able to timely fill orders. This could cause customer dissatisfaction and loss of future business. If we overestimate sales, we will experience increased costs from inventory storage, waste and obsolescence.

OUR GROSS MARGINS ARE EXPECTED TO VARY AND MAY DECLINE.

    Our gross margins may vary significantly from period-to-period depending on a number of factors, including:

    - The ratio of OEM sales to branded sales since OEM sales typically have lower gross margins than branded sales

    - Product mix, because sales of some of our products will have lower gross margins than sales of other products

    - Raw materials and labor costs

    - New product introductions by us and by competitors

    - The level of outsourcing of manufacturing and assembly services

    Our gross margins may decline in the future primarily due to increased competition and the introduction of new technologies that may affect product prices.

INTENSE COMPETITION FROM NEW AND EXISTING COMPETITORS COULD IMPAIR OUR ABILITY TO GROW OUR BUSINESS AND SELL OUR PRODUCTS.

    The markets for our products are highly fragmented and intensely competitive. Increased competition from both hardware and software products could result in price reductions, which would materially harm our business. Our business is becoming increasingly sensitive to new product introductions, price changes and marketing efforts by competitors. Accordingly, our future success will be highly dependent upon timely completion and introduction of new products and product features at competitive price and performance levels that address the evolving needs of our customers. Apex is currently experiencing increased price competition for stand-alone switching systems, remote access products and integrated server cabinet solutions, and pricing pressures on us will increase in the future. There can be no assurance that we will be successful in gaining additional OEM or branded server manufacturer customers. We compete for sales of switching systems and extension products with independent third parties such as Cybex Computer Products Corporation, Raritan, Rose Electronics, CCC Group, Minicom Advanced Systems, Aten International, CompuCable Mfg. Group, Belkin, Lightwave Communications and StarTech Computer Accessories. We compete for sales of server cabinets with a significant number of regional and international manufacturers. We also face competition from software providers who are able to offer software solutions at a much lower cost or even bundled for free with other products, and these software solutions address many of the problems our switching systems, extension products and remote access products are designed to address.

    Current and potential competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than we are. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties that enhance the ability of their products to address the needs of our prospective customers. We may not be able to compete successfully against current and future competitors and competitive pressure may materially harm our business.

    Certain of Apex's OEM or other customers, such as Compaq or Microsoft, could decide to manufacture their own switching or remote access products, enhance their own internally-developed switching solutions or offer products supplied by competitors. These customers could also offer other hardware and/or software solutions to address the problems that our products address. Competition among companies with network management products (many of which are substantially larger than Apex and have significantly more financial resources) is intense. Established companies with network management experience could offer new products, new technologies, or new solutions that compete with our products.

    Apex's server cabinets also compete with other types of lower density, unenclosed technology storage systems. Sales of server cabinets and other technology storage systems are characterized by intense price competition and low barriers to entry, and many of our competitors offer products at significantly lower price points. Moreover, our current OEM customers and certain of our other branded server manufacturer customers sell their own branded integrated server cabinets. Our ability to compete successfully will depend in part upon our ability to continue to differentiate our cabinet systems from competing products.

OUR FAILURE TO RESPOND TO RAPID TECHNOLOGICAL CHANGE OR TO INTRODUCE NEW PRODUCTS COULD IMPAIR OUR OPERATING RESULTS.

    Sales of switching and remote access products are characterized by rapid technological advances, frequent new product introductions and enhancements, and significant price competition. If we do not keep pace with these changes, we will lose customers, and our business will be harmed. The introduction of products incorporating superior or alternative technologies (such as switching software), the emergence of new industry standards or changes in the pricing structure could render our existing products and products under development obsolete or unmarketable. Our products combine components, such as printed circuit boards, connectors, cable assemblies, power supplies and enclosures, that are manufactured by other companies and are generally available to competitors and potential competitors. Our future success will depend in large part upon continued innovative application of such commercially available components to the expansion and enhancement of existing products and the development and introduction of new products that address changing customer needs on a cost-effective and timely basis. If we fail to respond on a timely basis to technological developments, changes in industry standards or customer requirements or software innovations, we will lose customers, and our business will be greatly harmed. Similar results could occur if we experience significant delays in new product development or introduction.

    Due to Apex's significant reliance on OEM relationships, our product development efforts are often focused on developing new products or enhancements for OEM customers. As a result, our OEM relationships may negatively affect our ability to develop new and enhanced products for our non-OEM customers. Moreover, these new products or enhancements for OEM customers may not be available to or readily marketable to other customers without significant modification and delay. The termination or significant disruption of our relationship with certain OEMs or other customers for whom we have devoted significant product development resources is likely to result in lost opportunities with respect to the development of products or enhancements for our other customers.

WE ARE DEPENDENT UPON SUPPLIERS AND OUTSOURCED MANUFACTURING. DISRUPTION OF OUR ACCESS TO THESE SUPPLIES AND SERVICES, OR PROBLEMS WITH QUALITY OF THE SUPPLIES OR SERVICES, COULD PREVENT US FROM FILLING CUSTOMER ORDERS AND HARM OUR BUSINESS.

    The principal components of Apex's products are power supplies, cable assemblies, line filters, enclosures and printed circuit boards, all of which are purchased from outside vendors. We generally buy components under purchase orders and generally do not have long-term agreements with our suppliers. Also, we do not maintain large inventories of products or components. Any termination of, or significant disruption of, relationships with suppliers of product components may prevent us from filling customer orders in a timely manner.

    We purchase a number of the components for products from a single supplier or a limited number of suppliers. We have occasionally experienced, and may in the future experience, delays in delivery of such components. Although alternate suppliers are available for most of the components and services needed to produce our products, the number of suppliers of some components is limited, and qualifying a replacement supplier and receiving components from alternate suppliers could take several months.

    We depend upon suppliers to deliver components that are free from defects, competitive in functionality and cost and in compliance with specifications and delivery schedules. Disruption in supply, a significant increase in the cost of one or more components, failure of a third party supplier to remain competitive in functionality or price, or the failure of a supplier to comply with any of our procurement needs could delay or interrupt our ability to manufacture and deliver our products to customers on a timely basis, thereby adversely affecting our business, financial condition and results of operations.

    We rely on third party manufacturers for subassembly of our products. These outsourcing arrangements and any future outsourcing arrangements involve numerous risks, including reduced control over product quality, delivery schedules, manufacturing yields and costs. Moreover, although arrangements with such manufacturers may contain provisions for warranty obligations on the part of such manufacturers, we will remain primarily responsible to our customers for warranty obligations.

IF THE CLIENT/SERVER MARKET DOES NOT CONTINUE TO GROW OR IF NETWORK RELIABILITY AND TOOLS DO NOT CONTINUE TO DEVELOP, OUR BUSINESS WILL BE GREATLY HARMED.

    Our business is dependent on the continued acceptance of the client/server model of network computing. Although distributed network computing utilizing client/server architecture has gained increasing acceptance, use of this networking model may not continue to grow or may be replaced by new technologies for network computing. This would render our products obsolete. In addition, sales of switching and remote access products are driven in part by the inherent unreliability of client/server networks. As client/server networks continue to proliferate, however, server manufacturers and software developers or providers may develop greater reliability and better tools for managing networks. To the extent that greater reliability and better network management tools are successfully developed, our products could be rendered obsolete, which could materially harm our business.

WE WILL NEED TO EXPAND OUR RESELLER CHANNEL IN ORDER TO DEVELOP OUR BUSINESS AND INCREASE REVENUE.

    Apex expects to rely increasingly on resellers, including distributors, VARs and systems integrators, for the distribution and sale of branded products. Our strategy contemplates the expansion of our reseller network both domestically and internationally. Our future success will depend in part on our ability to attract, train and motivate new resellers and expand our relationships with current distributors. We may not be successful in expanding our reseller channel. We will be required to invest significant additional resources in order to expand our reseller channel, and the cost of this investment may exceed the revenues generated from this investment.

    We provide and expect to continue to provide discounts and other special pricing arrangements to resellers. As a result of these discounts and other arrangements, We expect gross margins on sales through resellers to be lower than gross margins on direct sales. Although our existing reseller arrangements generally do not allow significant rights of return, as we expand our reseller channel, we expect that certain resellers will have significant rights of return. There can be no assurance that actual returns in the future will not have a material adverse effect on our business, financial condition and results of operations.

    Our agreements with resellers are generally nonexclusive and may be terminated on short notice by either party without cause. These resellers are not obligated to purchase products from us and frequently offer products of several different manufacturers, including competitor's products. These resellers may give higher priority to the sale of other products. A reduction in sales efforts by our resellers could lead to a reduction in our sales and could materially adversely affect our business, financial condition and results of operations.

APEX EXECUTIVE OFFICERS AND OTHER KEY PERSONNEL MAY NOT REMAIN WITH APEX, WHICH COULD HARM OUR ABILITY TO GROW THE BUSINESS.

    Apex has been greatly dependent on the ability to retan key management and technical personnel. Our future success will be highly dependent upon the personal efforts of management and technical personnel, and the loss of services of any one of them could have a material adverse effect on our business, financial condition and results of operations. Mr. Kevin J. Hafer, our Chairman, Chief Executive Officer and President, is the only executive officer or employee with whom we currently have an employment agreement in effect and the only executive officer upon whom we maintain "key-man" life insurance. Our success will also be dependent in part upon our ability to attract, retain and motivate highly skilled employees. Competition for employees with the skills required, particularly engineering and other technical personnel, is intense, and there can be no assurance that we will be able to attract and retain highly skilled employees in sufficient numbers to sustain our current business or to support future growth.

DIFFICULTIES ENCOUNTERED MANAGING OUR GROWTH COULD ADVERSELY AFFECT OUR RESULTS
  OF OPERATIONS.

    In recent periods, Apex has experienced rapid revenue and customer growth and expansion in the number of employees, product offerings and the scope and complexity of our financial systems. This growth has placed significant strain on our management, operational and financial resources and has resulted in new and increased responsibilities for management personnel. Apex expects these strains to continue, and possibly worsen in the future. There can be no assurance that management, personnel, systems, procedures and controls will be adequate to support our existing and future operations.

    Our ability to effectively manage this recent growth and any future growth will require us to continue to implement and improve our operational, financial and information systems and will likely require additional management personnel. In addition, we believe that we must continue to develop greater engineering, marketing, sales and customer service capabilities in order to develop new products and product enhancements, secure new customers at a rate necessary to achieve desired growth and effectively serve the evolving needs of present and future customers. There can be no assurance that we will be successful in strengthening these capabilities. Without adequate management, engineering, product development, marketing and sales and customer service capabilities, our ability to effectively manage growth, expand and enhance our product line, further penetrate existing markets and develop new markets will be significantly limited. If Apex's management is unable to effectively manage this growth, our business, financial condition and results of operations could be materially adversely affected.

OUR PRODUCTS ARE SUBJECT TO WARRANTY CLAIMS AND RETURNS. INCREASED WARRANTY CLAIMS OR RETURNS COULD HARM OUR BUSINESS.

    We have typically offered a one to three year limited warranty for all of our products and allowed additional rights of return to certain of our customers. Although our historical return experience has not been significant, an increase in returns could have an adverse effect on our sales and could negatively affect our financial results. Furthermore, maintaining sufficient inventory levels to assure prompt delivery of our products increases the amount of inventory that may become obsolete and increases the risk that the obsolescence of such inventory may have a material adverse effect on our business and operating results.

APEX HAS LIMITED PROTECTION OF PROPRIETARY RIGHTS AND FACE RISKS OF THIRD PARTY
  INFRINGEMENTS.

    Apex's future success is dependent in part upon our ability to protect proprietary rights in our products. Apex has sought to protect intellectual property rights by invoking the benefits of the patent, trademark, copyright, trade secret and unfair competition laws of the United States. These laws afford only limited protection. There can be no assurance that the steps we have taken to protect our intellectual property rights, or that the steps we take in the future, will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology.

    The United States Patent and Trademark Office has issued several patents to us for various aspects of our products. Apex has various corresponding patent applications pending under the provisions of the Patent Cooperation Treaty (which permits the filing of corresponding foreign patent applications in numerous foreign countries within a limited time period). We also have other United States and foreign patent applications pending. There can be no assurance that any additional patents will be issued from any of those pending applications or that any patents will be issued in any additional countries where our products can be sold. Also, claims allowed in our patents or in any pending patent applications may not be of sufficient scope or strength for, or provide meaningful protection or any commercial advantage to us. Moreover, competitors may challenge the validity of, or be able to design around, the U.S. patents or any other patents that may be issued. The laws of certain foreign countries in which our products are or may be developed, manufactured or sold may not protect our products or intellectual property rights to the same extent as do the laws of the United States and thus increase the likelihood of piracy of our technology and products.

    We may initiate claims or litigation against third parties for infringement of proprietary rights or to establish the validity of proprietary rights. Existing litigation, and any other litigation relating to intellectual property to which we become a party, is subject to numerous risks and uncertainties, and we may not be successful in any such litigation. Existing litigation or other litigation by or against us could result in significant expense and divert the efforts of technical and management personnel, whether or not such litigation results in a favorable determination. In the event of an adverse result in any such litigation, we could be required to pay substantial damages, suspend or cease the manufacture, use and sale of any infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to the infringing technology. There can be no assurance that we would be successful in such development or that such licenses would be available on reasonable terms, or at all, and any such development or license could require us to expend substantial time and other resources. In the event that any third party makes a successful claim against us, or our customers, and a license is not made available on commercially reasonable terms, our business, financial condition and results of operations could be adversely affected.

    The network server, electronics and related industries are characterized by vigorous pursuit and protection of intellectual property rights or positions, which has resulted in significant and often protracted and expensive litigation. Apex has in the past been, and may from time to time in the future be, a party in proceedings alleging infringement of intellectual property rights owned by third parties. If necessary or desirable, we may seek licenses under such intellectual property rights. However, licenses may not be offered on terms acceptable to us, or at all. The failure to obtain a license from a third party for technology we use could cause us to incur substantial liabilities and to suspend or cease the manufacture of products requiring such technology.

WE MUST MEET THE INCREASED DEMANDS ON CUSTOMER SERVICE OPERATIONS OR CUSTOMER SATISFACTION AND SALES COULD SUFFER.

    Continued growth of our branded sales is likely to be accompanied by increasing demands on customer service operations. As a result of our commitment to a high level of customer service, we will need to invest significant resources in the maintenance and improvement of our customer service resources. Any failure to maintain adequate customer service could cause customer dissatisfaction, result in reduced sales of products and, accordingly, materially adversely affect business, financial condition and results of operations.

IF WE ARE UNABLE TO SUCCESSFULLY INTEGRATE OUR INTERNATIONAL DISTRIBUTION NETWORKS AND INTERNATIONAL SALES EFFORTS, RESULTS OF OPERATIONS MAY SUFFER.

    We will have to develop, integrate and expand our international distribution network in an effort to increase international sales of switching, remote access and other products. There can be no assurance that we will be successful in developing, integrating or expanding the international distribution network or in marketing and selling products in foreign markets. If the revenues generated by international sales are not adequate to recover the expense of establishing, expanding, integrating and maintaining an international distribution network, our business, financial condition and results of operations could be materially adversely affected.

    If international sales become a more significant component of net sales, our business could become more vulnerable to the risks inherent in doing business on an international level, including:

    - Difficulties in managing foreign resellers

    - Longer payment cycles and problems in collecting accounts receivable

    - The effects of seasonal customer demand

    - Changes in regulatory requirements

    - Risks relating to intellectual property rights

    - Export restrictions, tariffs and other trade barriers

    - Fluctuations in currency exchange rates

    - Potentially adverse tax consequences and political instability

    The existence or occurrence of any one of these factors could have a material adverse effect on our business, financial condition and results of operations.

FLUCTUATIONS IN THE VALUE OF FOREIGN CURRENCIES COULD RESULT IN CURRENCY
  EXCHANGE LOSSES.

    Currently, a majority of our international business is conducted in U.S. dollars. However, as we expand international operations, it is likely that international business will increasingly be conducted in foreign currencies. Fluctuations in the value of foreign currencies relative to the U.S. dollar have caused, and are expected to increasingly cause, currency translation gains and losses. We cannot predict the effect of exchange rate fluctuations upon future quarterly and annual operating results. We may experience currency losses in the future. To date, we have not adopted a hedging program to protect us from risks associated with foreign currency fluctuations.

WE MAY ACQUIRE TECHNOLOGIES OR COMPANIES IN THE FUTURE THAT COULD CAUSE DISRUPTION OF BUSINESS OR EXPOSURE TO OTHER RISKS.

    We may acquire technologies or companies or make investments in complementary companies, products or technologies. These acquisitions entail many risks, any of which could materially harm our business. These risks include:

    - Difficulty assimilating the acquired company's personnel and operations

    - Diversion of management's attention

    - Loss of key personnel

    - Dilution of existing stockholders as a result of issuing equity securities

    - Assumption of liabilities of the acquired company

    - Incurring substantial expenses as a result of the transaction

    Any failure to manage these integration challenges, could materially harm our business, financial condition and results of operations.

PROVISIONS IN OUR CHARTER DOCUMENTS AND IN WASHINGTON LAW MAY DISCOURAGE POTENTIAL ACQUISITION BIDS FOR APEX AND PREVENT CHANGES IN MANAGEMENT THAT SHAREHOLDERS MAY FAVOR.

    Provisions in Apex's charter documents could discourage potential acquisition proposals and could delay or prevent a change in control transaction that shareholders may favor. These provisions could have the effect of discouraging others from making tender offers for shares, and as a result, these provisions may prevent the market price of our common stock from reflecting the effects of actual or rumored takeover attempts and may prevent shareholders from reselling their shares at or above the price at which they purchased their shares. These provisions may also prevent changes in management that shareholders may favor. Our charter documents do not permit stockholders to act by written consent and limit the ability of shareholders to call a shareholders meeting. Furthermore, the board of directors has the authority to issue up to one million shares of preferred stock in one or more series. The board of directors can fix the price, rights, preferences, privileges and restrictions of such preferred stock without any further vote or action by Apex's shareholders. The issuance of shares of preferred stock may delay or prevent a change in control transaction without further action by Apex shareholders.

    In addition, Washington law may inhibit potential acquisition bids for Apex. With certain exceptions, Washington law prohibits a target corporation from engaging in certain significant business transactions with a person or group of persons that beneficially owns 10% or more of the voting securities of the target corporation (an acquiring person) for a period of 5 years after such acquisition, unless the transaction or acquisition of shares is approved by a majority of the members of the target corporation's board of directors prior to the time of acquisition. These prohibited transactions include, among other things, a merger or consolidation with, disposition of assets to, or issuance or redemption of stock to or from, the acquiring person, termination of 5% or more of the employees of the target corporation as a result of the acquiring person's acquisition of 10% or more of the shares or allowing the acquiring person to receive any disproportionate benefit as a shareholder. After the 5-year period, a significant business transaction may take place as long as it complies with certain fair price provisions of the statute. A corporation may not opt out of this statute, and these statutory provisions may discourage potential acquisition proposals.

APEX'S STOCK IS SUBJECT TO SUBSTANTIAL PRICE AND VOLUME FLUCTUATIONS THAT MAY PREVENT SHAREHOLDERS FROM RESELLING THEIR SHARES AT OR ABOVE THE PRICE AT WHICH THEY PURCHASED THEIR SHARES.

    Fluctuations in the price and trading volume of our common stock may prevent shareholders from reselling their shares above the price at which they purchased their shares. Stock prices and trading volumes for many technology companies fluctuate widely for a number of reasons, including some reasons which may be unrelated to their businesses or results of operations. This market volatility, as well as general domestic or international economic, market and political conditions, could materially adversely affect the market price of our common stock without regard to operating performance. In addition, operating results may be below the expectations of public market analysts and investors. If this were to occur, the market price of our common stock would likely significantly decrease.

ITEM 2. PROPERTIES.

    On March 8, 1999, we began a five-year lease of approximately 117,000 square feet in an industrial office building in Redmond, Washington. The initial base rent under this lease is approximately $90,000 per month, plus taxes, insurance and maintenance. The 117,000 square foot leased premises has approximately 35,000 more square feet than we currently need, and we have subleased the excess space until we need it for planned expansion.

ITEM 3. LEGAL PROCEEDINGS.

    We filed complaints for infringement of U.S. Patent Number 5,721,842 in United States District Court for the Western District of Washington at Seattle against Cybex and Rose on February 25, 1998, and against CCC on June 1, 1998. The complaints allege that the products manufactured and sold by each defendant embody the inventions claimed in U.S. Patent Number 5,721,842 and sought injunctive relief, damages, attorneys' fees and costs.

    The defendants in the Cybex and Rose lawsuits each filed counterclaims seeking to recover the expenses of the litigation (including fees and costs) and to obtain a declaratory judgment that their respective products do not infringe the 5,721,842 patent and that the 5,721,842 patent was invalid and unenforceable. The Cybex and Rose lawsuits were consolidated for discovery but not for trial, and trial dates were set for November, 1999. In early 1999, Cybex filed multiple motions for partial summary judgment, and brought a patent interference proceeding with the U.S. Patent and Trademark Office ("PTO") seeking to invalidate the 5,721,842 patent and claim ownership of the invention claimed by the 5,721,842 patent as a result of a prior patent, United States Patent No. 5,732,212, which was formerly owned by Fox Network Systems Corporation, a company Cybex recently acquired.

    Rather than proceeding simultaneously in two different forums (with the attendant duplicative expenses), we agreed with Cybex to seek expedited consideration by the PTO of the patent issues raised in the District Court litigation, reserving our right to reinstate the District Court lawsuit at the conclusion of that process. Pursuant to a mutual agreement and stipulation between us and Cybex, the District Court lawsuit was dismissed without prejudice, and the parties agreed that the patent issues raised in connection with the District Court lawsuit should be initially determined by the Board of Appeals and Interpretations of the PTO. The parties also jointly requested the District Court to urge accelerated consideration of these issues by the PTO. We also entered into a mutual agreement and stipulation with Rose dismissing the Rose lawsuit without prejudice pending the PTO's decision. At the conclusion of the PTO proceeding, the District Court lawsuits can be reinstated upon the request of any party.

    The complaint in the CCC lawsuit was filed but has not been formally served on CCC. In 1999, the case was stayed by the District Court, and we were directed to file status updates every six months. In early 2000, the District Court, while retaining full jurisdiction, removed the case from the Court's active caseload and directed us to continue to file status reports with the Court every six months.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted for a vote of the shareholders in the fourth quarter of 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK; HOLDERS OF RECORD

    Our Common Stock is quoted on The Nasdaq National Market System under the symbol "APEX." The following table shows the high and low sales prices for the Common Stock for the periods indicated, as reported by the Nasdaq National Market System.

                                                                HIGH       LOW
                                                              --------   --------
Quarter ended December 31, 1999.............................   $34.00     $14.50
Quarter ended October 1, 1999...............................   $35.38     $11.88
Quarter ended July 2, 1999..................................   $21.88     $12.25
Quarter ended April 2, 1999.................................   $26.75     $11.00

Quarter ended December 31, 1998.............................   $20.83     $ 7.58
Quarter ended September 25, 1998............................   $23.50     $10.50
Quarter ended June 26, 1998.................................   $20.83     $15.00
Quarter ended March 27, 1998................................   $21.17     $14.00

    As of March 3, 2000, there were 66 holders of record of our Common Stock. All prices above reflect a three-for-two stock split effective March 4, 1999.

DIVIDEND POLICY

    We did not declare or pay any cash dividends in 1999, 1998 or 1997, and for the foreseeable future, we expect to retain earnings to finance the expansion and development of our business. The payment of dividends is within the discretion of our Board of Directors and will depend on our earnings, capital requirements and operating and financial condition, among other factors. In addition, our line of credit facility prohibits the payment of dividends if any loans are outstanding under such facility.

ITEM 6. SELECTED FINANCIAL DATA

(Amounts in thousands, except per share data. Income before extraordinary item and per share data pro forma for 1995.)

                                                  1999       1998       1997       1996       1995
                                                --------   --------   --------   --------   --------
Net sales.....................................  $107,288   $75,640    $55,390    $33,622    $19,671

Income before extraordinary item..............  $ 21,243   $15,710    $10,468    $ 3,608    $ 2,344

Basic per share income before extraordinary
  item........................................  $   1.03   $  0.78    $  0.59    $  0.42    $  0.20

Diluted per share income before extraordinary
  item........................................  $   0.99   $  0.75    $  0.55    $  0.29    $  0.20

Total assets..................................  $104,314   $73,375    $55,271    $11,953    $ 9,048

Long-term obligations and preferred stock.....        --        --         --    $28,316    $28,819

Cash dividends declared per share.............        --        --         --         --    $  0.08

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    THE INFORMATION IN THIS ITEM 7--"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS RELATING TO OUR REVENUES, EXPENSES, MARGINS, LIQUIDITY AND CAPITAL NEEDS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN "DESCRIPTION OF BUSINESS--RISK FACTORS."

OVERVIEW

    We design, manufacture and market stand-alone switching systems and integrated server cabinet solutions for the client/server computing market. We operated as a division of Apex Computer Company (the "Predecessor") through January 1993, providing computer maintenance services to Microsoft and selling integrated server cabinets and, to a limited extent, stand-alone switching systems, primarily to Microsoft. In February 1993, the assets of that division were spun off as a dividend to the sole shareholder of the Predecessor, who contributed those assets as our initial capital. Throughout 1993, we derived revenue primarily from the provision of computer maintenance services to Microsoft. In May 1994, we began selling stand-alone switching systems to Compaq for integration into server cabinets. In June 1994, we discontinued our computer maintenance service business and decided to concentrate on sales of stand-alone switching products and server cabinets, including server cabinets with integrated switching systems.

    A substantial portion of our sales are concentrated among a limited number of original equipment manufacturers that purchase our switching systems on a private-label basis ("OEMs" and "OEM customers"). Sales to our OEM customers represented approximately 63% of our net sales for 1999, 60% of our net sales for 1998, and 65% of our net sales for 1997.

    We are increasing the mix of sales of branded switching products to other manufacturers of servers and related networking products, who integrate and sell Apex-brand switches with their own products. We do not have contracts with any of these customers, who are obligated to purchase products from us only pursuant to binding purchase orders.

    With recent industry-wide initiatives to reduce all channel inventories and to shorten lead times, trends with our major customers are, generally, to reduce the number of weeks of forward-committed firm orders. This factor is currently affecting our business with certain OEMs and other server manufacturers, and we believe that it will make our sales more difficult to predict.

    We are currently experiencing increased price competition in both the market for stand-alone switching systems and the market for integrated server cabinet systems and expect that pricing pressures will increase in the future.

    On March 8, 1999, we began a five-year lease of approximately 117,000 square feet in an industrial office building in Redmond, Washington. The initial base rent under this lease is approximately $90,000 per month, plus taxes, insurance and maintenance. Portions of the rent are allocated to cost of sales and to general and administrative expense. The 117,000 square foot leased premises has approximately 35,000 more square feet than we currently need and we have subleased the excess space until we need it for planned expansion.

    Kevin J. Hafer, our Chairman, President and Chief Executive Officer has exercised stock options for our Common Stock and he now holds 304,104 shares of our Common Stock as of March 3, 2000. Since November 1997, Mr. Hafer has been selling (and/or making gifts of) approximately 30,000 to

100,000 shares of our Common Stock each quarter. Mr. Hafer has informed us that he intends to continue this disciplined selling (and/or gifting) program on a regular quarterly basis. Mr. Hafer has also informed us that, in order to diversify his investments and to provide liquidity, on one or more occasions over the next year or two he is likely to substantially increase the number of shares of our Common Stock that he sells over and above the number he sells on a regular quarterly basis. Some of our other executive officers have vested in significant amounts of our Common Stock and continue to vest in additional shares on a monthly basis. These officers have informed us that they have sold and may sell additional shares of our Common Stock to provide liquidity and diversify their respective portfolios.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales:

                                                                       YEARS ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Net sales...................................................   100.0%     100.0%     100.0%
Cost of sales...............................................    53.5       53.1       55.0
                                                               -----      -----      -----
  Gross margin..............................................    46.5       46.9       45.0
                                                               -----      -----      -----
Operating expenses:
  Research and development..................................     6.1        4.2        3.7
  Sales and marketing.......................................     7.5        7.6        8.0
  General and administrative................................     5.6        7.3        6.8
                                                               -----      -----      -----
    Total operating expenses................................    19.2       19.1       18.5
                                                               -----      -----      -----
Income from operations......................................    27.3       27.8       26.5
Interest income and other...................................     2.8        3.5        1.7
                                                               -----      -----      -----
Income before income taxes and extraordinary item...........    30.1       31.3       28.2
Provision for income taxes..................................    10.3       10.5        9.3
                                                               -----      -----      -----
Income before extraordinary item............................    19.8       20.8       18.9
Extraordinary item--loss on early extinguishment of debt,
  net of applicable income tax benefit......................      --         --       (0.3)
                                                               -----      -----      -----
Net income..................................................    19.8%      20.8%      18.6%
                                                               =====      =====      =====

YEARS ENDED DECEMBER 31 1999 AND 1998

    NET SALES. Our net sales consist of sales of stand-alone switching systems and integrated server cabinet solutions. Net sales increased 42% to $107.3 million for 1999 from $75.6 million for 1998. This increase was due primarily to increased demand for stand-alone switching systems from private-label OEM customers, and, to a lesser extent, to increased demand for Apex-brand products. On a percentage basis, private-label OEM sales for 1999 increased 50% over 1998, and sales of Apex-brand switching systems and integrated server cabinet solutions for 1999 increased 29% over 1998. Private-label OEM sales represented 63% of sales for 1999, as compared to 60% of sales for 1998, while sales of Apex-brand products represented 37% of sales for 1999, as compared to 40% of net sales for 1998.

    GROSS MARGIN. Gross margin is affected by a variety of factors, including: the ratio of OEM sales to branded sales, as OEM sales typically have lower gross margins than branded sales; product mix, including the percentage of integrated server cabinet solution sales, which generally have lower gross margins than sales of stand-alone switching systems; raw materials and labor costs; new product introductions by us and our competitors; and the level of manufacturing and assembly services we outsource. Gross margin decreased slightly to 46.5% for 1999 from 46.9% for 1998, due primarily to the higher percentage of private-label OEM sales in 1999 compared to 1998.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses include compensation for engineers and materials costs, and are expensed as they are incurred. Research and development expenses were $6.5 million, or 6.1% of net sales, for 1999 as compared to $3.2 million, or 4.2% of net sales, for 1998. The increases in absolute dollars and as a percentage of net sales were due primarily to increased product development spending and, to a lesser extent, more compensation expense associated with increased staffing. We believe that the timely development of innovative new products and enhancements to existing products is essential to maintaining our competitive position and we expect research and development expenditures to increase in absolute dollars.

    SALES AND MARKETING EXPENSES. Sales and marketing expenses include advertising, promotional material, trade show expenses and sales and marketing personnel costs, including sales commissions and travel. Sales and marketing expenses were $8.1 million, or 7.5% of net sales, for 1999 as compared to $5.7 million, or 7.6% of net sales, for 1998. The increase in absolute dollars was due primarily to increased sales commissions and personnel costs associated with increased staffing levels, and higher expenses for advertising tradeshow and other distribution expenses. We expect these expenditures to increase in absolute dollars as we seek to increase our branded and international sales.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include personnel costs for administration, finance, human resources and general management, as well as rent, utilities and legal and accounting expenses, and provision for Washington State's gross receipts tax. General and administrative expenses were $6.0 million, or 5.6% of net sales, for 1999 as compared to $5.6 million, or 7.3% of net sales, for 1998. The increase in absolute dollars was due to increases in rent at our new facility in Redmond, Washington, and personnel costs associated with increased staffing levels, partially offset by decreased legal expense associated with patent litigation. We expect that general and administrative expenses will continue to increase to support the growth of the business.

    INTEREST INCOME AND OTHER, NET. Interest income was $3.1 million for 1999, up from $2.6 million for 1998. The increase related primarily to increased cash and investments provided by 1999 operations.

    PROVISION FOR INCOME TAXES. The provision for income taxes was approximately $11.1 million for 1999. The effective federal tax rate for 1999 was approximately 34.3%, compared to 33.5% for 1998.

    NET INCOME. Net income increased to $21.2 million for 1999 from $15.7 million for 1998, as a result of the above factors. As a percentage of net sales, net income decreased to 19.8% for 1999 from 20.8% for 1998.

YEARS ENDED DECEMBER 31, 1998 AND 1997

    NET SALES. Net sales increased 37% to $75.6 million for 1998 from $55.4 million for 1997. This increase was due primarily to increased demand for stand-alone switching systems from private-label OEM customers, and, to a lesser extent, to increased demand for Apex-brand products. On a percentage basis, private-label OEM sales for 1998 increased 25% over 1997, and sales of Apex-brand switching systems and integrated server cabinet solutions for 1998 increased 58% over 1997. Private-label OEM sales represented 60% of sales for 1998, as compared to 65% of sales for 1997, while sales of Apex-brand products represented 40% of sales for 1998, as compared to 35% of net sales for 1997.

    GROSS MARGIN. Gross margin increased to 46.9% for 1998 from 45.0% for 1997, due primarily to growth in our branded switch sales, and to a lesser extent, higher overall sales levels which absorb fixed expenses.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $3.2 million, or 4.2% of net sales, for 1998 as compared to $2.0 million, or 3.7% of net sales, for 1997. The increases in absolute dollars and as a percentage of net sales were due primarily to increased product development spending and, to a lesser extent, more compensation expense associated with increased staffing.

    SALES AND MARKETING EXPENSES.  Sales and marketing expenses were
$5.7 million, or 7.6% of net sales, for 1998 as compared to $4.4 million, or 8.0% of net sales, for 1997. The increase in absolute dollars was due primarily to increased sales commissions and personnel costs associated with increased staffing levels, and higher advertising and tradeshow expenses.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $5.6 million, or 7.3% of net sales, for 1998 as compared to $3.7 million, or 6.8% of net sales, for 1997. The increases in absolute dollars and as a percentage of net sales were due to increases in incentive compensation, legal and accounting costs.

    INTEREST INCOME AND OTHER, NET. Interest income was $2.6 million for 1998, up from $0.9 million for 1997. Our cash and short-term investments increased significantly as a result of our 1998 operations and from our IPO in February 1997, and follow-on offering in August 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 1999 our principal sources of liquidity consisted of approximately $61 million in cash, cash equivalents, and investments.

    In addition, we have a combined line of credit and letter of credit facility with a bank with aggregate borrowing capacity of $5.0 million at prime. Under the line of credit, we may borrow up to a specified amount based upon our accounts receivable. Under the letter of credit arrangement, the bank will issue commercial letters of credit up to an aggregate of $5.0 million (less any amounts outstanding under the line of credit). The combined line of credit and letter of credit facility has a maturity date of September 30, 2000. There were no borrowings under the line of credit and the letter of credit facility from January 1, 1997 through March 3, 2000, and all $5.0 million was available.

    Our operating activities generated cash of approximately $5.9 million for 1999, $11.7 million for 1998, and $6.6 million for 1997. For 1999, the growth in net income was more than offset by increases in accounts receivable and inventories. The growth in accounts receivable is the result of the timing of sales and of our collections. The growth in inventory is the result of increased product positioned in remote warehouses supporting sales to large OEM customers. At December 31, 1999, our OEM customers accounted for approximately 65% of the accounts receivable.

    We believe that existing cash balances, cash generated from operations and the funds available under our credit facilities will be sufficient to fund our operations through 2000.

YEAR 2000

    We experienced no material impact from the Year 2000 problem. Our products performed without fault with respect to the Year 2000 problem, and we experienced no issues with our internal computing and IT systems. We are also not aware of any Year 2000 issues experienced by our customers, suppliers, vendors or service providers that may have a material effect on us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

    The market risk inherent in our financial instruments represents the potential loss arising from adverse changes in interest rates. We are exposed to market risk in the area of interest rate changes impacting the fair value of our investment securities. Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the investment of available funds. We diversify the investment portfolio by investing in a variety of highly-rated investment-grade securities and through the use of different investment managers. Our marketable securities portfolio is primarily invested in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Market risk is estimated as the potential change in fair value in the investment portfolio resulting from a hypothetical 10 percent change in interest rates, which is not material at December 31, 1999. We generally hold investments until maturity and carry the securities at amortized cost, which approximates fair market value.

ITEM 8. FINANCIAL STATEMENTS.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Independent Accountants...........................    28
Consolidated Financial Statements:
  Consolidated Balance Sheets as of December 31, 1999 and
    1998....................................................    29
  Consolidated Statements of Income for the years ended
    December 31, 1999, 1998 and 1997........................    30
  Consolidated Statements of Changes in Shareholders' Equity
    (Deficit) for the years ended December 31, 1999, 1998
    and 1997................................................    31
  Consolidated Statements of Cash Flows for the years ended
    December 31, 1999, 1998 and 1997........................    32
  Notes to Consolidated Financial Statements................  33-41

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
Apex Inc.

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in shareholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Apex Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Seattle, Washington
January 24, 2000

                                   APEX INC.

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998

                                 (IN THOUSANDS)

                                                                1999       1998
                                                              --------   --------
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 15,786   $34,585
  Investments maturing within one year......................    35,716    17,339
                                                              --------   -------
    Total cash and investments..............................    51,502    51,924
  Accounts receivable, less allowance for doubtful
    accounts................................................    28,168    14,647
  Inventories...............................................    11,483     3,733
  Prepaid expenses..........................................       676       285
  Deferred tax assets.......................................       777       679
                                                              --------   -------
    Total current assets....................................    92,606    71,268

Investments maturing in 2001................................     9,464     1,393
Property and Equipment, net.................................     1,906       604
Other.......................................................       338       110
                                                              --------   -------
Total assets................................................  $104,314   $73,375
                                                              ========   =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  3,696   $ 1,416
  Accrued wages and commissions.............................     1,546       814
  Accrued warranty costs....................................       545       745
  Income taxes..............................................     3,107       278
  Other accrued expenses....................................     1,027       715
                                                              --------   -------
    Total current liabilities...............................     9,921     3,968
                                                              --------   -------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, 1,000 shares authorized at December 31,
    1999 and 1998; no shares issued and outstanding.........        --        --
  Common stock, no par value; 100,000 shares authorized at
    December 31, 1999 and 1998; 20,794 and 20,315 shares
    issued and outstanding, respectively....................    66,583    62,901
  Deferred compensation.....................................       (35)      (96)
  Retained earnings.........................................    27,845     6,602
                                                              --------   -------
    Total shareholders' equity..............................    94,393    69,407
                                                              --------   -------
Total liabilities and shareholders' equity..................  $104,314   $73,375
                                                              ========   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                   APEX INC.

                       CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                1999       1998       1997
                                                              --------   --------   --------
Net sales...................................................  $107,288   $75,640    $55,390
Cost of sales...............................................    57,374    40,168     30,488
                                                              --------   -------    -------
  Gross profit..............................................    49,914    35,472     24,902
                                                              --------   -------    -------
Research and development....................................     6,544     3,167      2,044
Sales and marketing.........................................     8,076     5,739      4,446
General and administrative..................................     5,998     5,573      3,744
                                                              --------   -------    -------
  Total operating expenses..................................    20,618    14,479     10,234
                                                              --------   -------    -------
Income from operations......................................    29,296    20,993     14,668
Interest income and other...................................     3,053     2,646        928
                                                              --------   -------    -------
Income before income taxes and extraordinary item...........    32,349    23,639     15,596
Provision for income taxes..................................    11,106     7,929      5,128
                                                              --------   -------    -------
  Income before extraordinary item..........................    21,243    15,710     10,468
Extraordinary item--loss on early extinguishment of debt,
  net of related income tax benefit of $72..................        --        --       (141)
                                                              --------   -------    -------
Net income..................................................  $ 21,243   $15,710    $10,327
                                                              ========   =======    =======
Per share data:
Basic:
  Income before extraordinary item..........................  $   1.03   $  0.78    $  0.59
  Extraordinary item........................................        --        --       (.01)
                                                              --------   -------    -------
  Net income................................................  $   1.03   $  0.78    $  0.58
                                                              ========   =======    =======
Diluted:
  Income before extraordinary item..........................  $   0.99   $  0.75    $  0.55
  Extraordinary item........................................        --        --       (.01)
                                                              --------   -------    -------
  Net income................................................  $   0.99   $  0.75    $  0.54
                                                              ========   =======    =======
Weighted average shares used in computing per share data:
  Basic.....................................................    20,618    20,215     17,781
                                                              ========   =======    =======
  Diluted...................................................    21,564    21,011     18,977
                                                              ========   =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                   APEX INC.

      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                 (IN THOUSANDS)

                                              COMMON STOCK
                                           -------------------     DEFERRED          RETAINED
                                            SHARES     AMOUNT    COMPENSATION   EARNINGS (DEFICIT)    TOTAL
                                           --------   --------   ------------   ------------------   --------
Balances, December 31, 1996..............    9,390    $   648        $(93)           $(19,435)       $(18,880)

Net income...............................       --         --          --              10,327          10,327
Proceeds from offerings of common
  stock..................................    7,125     58,844          --                  --          58,844
Conversion of Series A redeemable and
  convertible preferred stock to common
  stock..................................    3,600      2,205          --                  --           2,205
Issuance of common stock options.........       --         99         (99)                 --              --
Proceeds from employee stock plans and
  related tax benefit....................       36        218          --                  --             218
Amortization of deferred compensation....       --         --          24                  --              24
                                            ------    -------        ----            --------        --------
Balances, December 31, 1997..............   20,151     62,014        (168)             (9,108)         52,738

Net income...............................       --         --          --              15,710          15,710
Cancellation of common stock options.....       --        (15)         15                  --              --
Proceeds from employee stock plans and
  related tax benefit....................      164        902          --                  --             902
Amortization of deferred compensation....       --         --          57                  --              57
                                            ------    -------        ----            --------        --------
Balances, December 31, 1998..............   20,315     62,901         (96)              6,602          69,407

Net income...............................       --         --          --              21,243          21,243
Proceeds from employee stock plans and
  related tax benefit....................      479      3,682          --                  --           3,682
Amortization of deferred compensation....       --         --          61                  --              61
                                            ------    -------        ----            --------        --------
Balances, December 31, 1999..............   20,794    $66,583        $(35)           $ 27,845        $ 94,393
                                            ======    =======        ====            ========        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                   APEX INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                 (IN THOUSANDS)

                                                                1999       1998       1997
                                                              --------   --------   --------
Cash flows from operating activities:
  Net income................................................  $ 21,243   $15,710    $ 10,327
                                                              --------   -------    --------
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation............................................       626       348         243
    Amortization of deferred compensation...................        61        57          24
    Extraordinary loss on early extinguishment of debt......        --        --         213
    Deferred taxes..........................................       (98)     (159)        264
    Changes in:
      Accounts receivable, net..............................   (13,521)   (4,803)     (3,674)
      Inventories, net......................................    (7,750)     (815)     (1,265)
      Prepaid expenses......................................      (391)      (42)       (113)
      Other assets..........................................      (227)      (93)         64
      Accounts payable......................................     2,280     1,089        (204)
      Accrued wages and commissions.........................       732      (130)        390
      Accrued warranty costs................................      (200)       --         115
      Income taxes..........................................     2,829       278           6
      Other accrued expenses................................       312       233         196
                                                              --------   -------    --------
        Total adjustments...................................   (15,347)   (4,037)     (3,741)
                                                              --------   -------    --------
        Net cash provided by operating activities...........     5,896    11,673       6,586
                                                              --------   -------    --------
Cash flows from investing activities:
  Purchases of investments..................................   (93,526)  (38,081)    (28,886)
  Sales of investments......................................    67,078    48,236          --
  Purchases of property and equipment.......................    (1,929)      (83)       (643)
                                                              --------   -------    --------
        Net cash provided by (used in) investing
          activities........................................   (28,377)   10,072     (29,529)
                                                              --------   -------    --------
Cash flows from financing activities:
  Proceeds from Public Offerings of common stock............        --        --      59,159
  Repayments of long-term debt and capital lease............        --        --     (25,615)
  Redemption of Series B redeemable preferred stock.........        --        --      (1,000)
  Proceeds from employee stock plans and related tax
    benefit.................................................     3,682       902         218
                                                              --------   -------    --------
        Net cash provided by financing activities...........     3,682       902      32,762
                                                              --------   -------    --------
Net increase (decrease) in cash and cash equivalents........   (18,799)   22,647       9,819
Cash and cash equivalents at beginning of period............    34,585    11,938       2,119
                                                              --------   -------    --------
Cash and cash equivalents at end of period..................  $ 15,786   $34,585    $ 11,938
                                                              ========   =======    ========
Supplemental disclosure of cash flow information:

  Cash paid during the year for interest....................  $     --   $    --    $    287
                                                              ========   =======    ========
  Cash paid for Federal income taxes........................  $  6,100   $ 7,262    $  4,630
                                                              ========   =======    ========
  Conversion of Series A preferred stock into common
    stock...................................................  $     --   $    --    $  2,205
                                                              ========   =======    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                   APEX INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

THE COMPANY

    Apex Inc. (formerly Apex PC Solutions, Inc.) designs, manufactures, and markets stand-alone switching systems for the client/server computing market. Our switching systems enable client/server network administrators to manage multiple servers from a single keyboard, monitor and mouse configuration, facilitating more efficient network management and administration. We purchase material component parts for the manufacture of switching systems from domestic suppliers, and generally contract with third parties for the subassembly of our products. Our financial statements are consolidated and include the accounts of Apex Inc. and our wholly owned subsidiaries. Significant intercompany transactions and balances have been eliminated.

CASH AND CASH EQUIVALENTS

    We consider all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

INVESTMENTS

    Investments generally consist of highly rated commercial paper and corporate debt which have original maturities between three months and two years, are classified as held-to-maturity and are recorded at amortized cost, which approximates market value. At December 31, 1999 one security with a market value of $2,042 is classified as available-for-sale. The current portion of investments mature within 12 months of the balance sheet date.

INVENTORIES

    Inventories are recorded at the lower of first-in, first-out cost or market.

PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost and are depreciated on a straight-line basis over the estimated useful lives ranging from three to seven years.

REVENUE RECOGNITION

    Revenue on equipment sales is generally recognized upon shipment, net of allowances for potential returns. Revenue on goods shipped FOB destination is recorded when the customer takes possession of the goods. Certain customer contracts require equipment installation at the customer's location and in those circumstances, revenue is recognized after completion of the installation.

INCOME TAXES

    We provide for income taxes under the principles of SFAS No. 109. This statement requires that income taxes be provided for taxes currently due and for expected future tax effects of the temporary differences between the book and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Deferred tax assets are reduced by valuation allowances when management determines that their realization is not likely.

                                   APEX INC.

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

COMPREHENSIVE INCOME

    Net income and comprehensive income are the same for all periods presented.

STOCK SPLITS

    On January 22, 1996 all outstanding shares of common stock were split two-for-one. On December 9, 1996, all outstanding shares of common stock were split four-for-one. On March 4, 1999, we effected a three-for-two stock split in the form of a stock dividend. Share and per share data for all periods presented herein have been adjusted to give effect to the splits.

STOCK-BASED COMPENSATION

    We adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation." We have chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of our stock at the date of the grant over the amount an employee must pay to acquire the stock.

EARNINGS PER SHARE

    Basic earnings per share is computed by dividing income available to common shareholders (net income, in our case) by the weighted average common shares outstanding. Diluted earnings per share is computed in a manner similar to computing basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential stock option common shares had been issued. The number of dilutive common shares is computed using the treasury stock method.

    The following table summarizes the computation of shares for basic and diluted earnings per share for the years ended December 31:

                                                        1999       1998       1997
                                                      --------   --------   --------
Basic weighted average shares use in computing basic
  earnings per share................................   20,618     20,215     17,781

Dilutive effect of:
  Potential additional common shares (treasury stock
    method):
    Stock options...................................      946        796        713
    Series A preferred stock........................       --         --        483
                                                       ------     ------     ------
Diluted weighted average shares use in computing
  diluted earnings per share........................   21,564     21,011     18,977
                                                       ======     ======     ======

USE OF ESTIMATES

    Preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements

                                   APEX INC.

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

CONCENTRATIONS OF CUSTOMER BASE AND CREDIT RISK

    One of our OEM customers accounted for 50% of our net sales for 1999, 43% of our net sales for 1998 and 51% of our net sales for the 1997. The receivable from this customer totaled approximately 60% of trade receivables at December 31, 1999, and 45% of trade receivables at December 31, 1998.

    We sell a significant portion of our products to a small number of computer industry customers: 63% of total sales for the year ended December 31, 1999 were derived from four customers. Our operating results could be adversely affected if the financial condition and results of operations of these key customers decline.

    For the remaining customers, management believes concentrations of credit risk with respect to trade receivables are limited due to the nature of the customers comprising our customer base. The Company performs credit reviews on major new customers, but rarely requires collateral.

    We sell our products internationally, and export sales were approximately $38,450 for 1999, $24,035 for 1998 and $17,356 for 1997. These sales were primarily to customers in Europe.

    We place cash and investments in high quality financial institutions and limit the credit exposure from any one institution or instrument. To date, we have not experienced losses on any of these investments.

MAJOR VENDORS

    We purchase all server cabinets from one vendor and have two vendors sub-assemble our switching systems. Although there are a limited number of vendors able to assemble concentrator switches, we believe that other vendors could provide similar services on comparable terms. A change in vendors, however, could cause a delay in manufacturing and possible loss of sales, which could adversely affect operating results.

WARRANTY COSTS

    We provide, by a current charge to operations, the estimated cost of future warranty obligations for products sold to date.

RESEARCH AND DEVELOPMENT

    Research and development costs are charged to expense as incurred.

ADVERTISING

    We expense advertising costs as incurred. Advertising expense was $921 for 1999, $1,097 for 1998 and $1,426 for 1997.

                                   APEX INC.

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

RECLASSIFICATIONS

    Certain reclassifications have been made to prior year reported amounts to conform to current year presentation.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because we currently hold no derivative instruments and do not engage in hedging activities, we expect that the adoption of SFAS No. 133 will not have a material impact on our financial position, results of operations or cash flows. We will be required to implement SFAS No. 133 for our fiscal year ending December 31, 2001.

    In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements." This pronouncement summarizes certain of the SEC staff's views on applying generally accepted accounting principles to revenue recognition. We have reviewed the requirements of SAB 101 and expect that the adoption of SAB 101 will not have a material impact on our financial position, results of operations or cash flows. We will be required to implement SAB 101 for our fiscal year ending December 31, 2001.

ACCOUNTS RECEIVABLE:

    Accounts receivable consist of the following at December 31:

                                                                1999       1998
                                                              --------   --------
Trade receivables...........................................  $28,703    $15,068
Less allowance for doubtful accounts........................     (535)      (421)
                                                              -------    -------
                                                              $28,168    $14,647
                                                              =======    =======

INVENTORIES:

    Inventories consist of the following at December 31:

                                                                1999       1998
                                                              --------   --------
Raw materials...............................................  $ 1,126     $  922
Work-in-process.............................................    2,633      1,139
Finished goods..............................................    7,724      1,672
                                                              -------     ------
                                                              $11,483     $3,733
                                                              =======     ======

LINE OF CREDIT AND LETTERS OF CREDIT:

    Under the terms of a credit agreement with a bank, we have a combined line of credit and letter of credit facility with a bank with aggregate borrowing capacity of $5,000 at prime. Under the line of credit, we may borrow up to a specified amount based upon our accounts receivable. Under the letter of credit arrangement, the bank will issue commercial letters of credit up to an aggregate of $5,000

                                   APEX INC.

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(less any amounts outstanding under the line of credit). The agreement includes various restrictive covenants which, among other things require us to maintain certain minimum working capital and net worth amounts. We are and have been in compliance with all such covenants. The combined line of credit and letter of credit facility has a maturity date of September 2000. There were no borrowings under the line of credit and the letter of credit facility from January 1, 1997 through December 31, 1999.

OPERATING LEASE COMMITMENTS:

    On March 8, 1999, we began a five-year lease of approximately 117 square feet in an industrial office building in Redmond, Washington. The initial base rent under this lease is approximately $90 per month, plus taxes, insurance and maintenance. The lease includes stated provisions for rent escalation, as reflected in the schedule of future minimum rents. Future minimum payments as of December 31, 1999 under this non-cancelable operating lease were as follows:

YEAR ENDED DECEMBER 31:
-----------------------
2000........................................................   $1,100
2001........................................................    1,100
2002........................................................    1,192
2003........................................................    1,210
2004........................................................      202
                                                               ------
                                                               $4,804
                                                               ======

The 117 square foot leased premises has approximately 35 more square feet than we currently need, and we have subleased the excess space to an unrelated company for approximately $23 per month, including taxes, insurance and maintenance, until we need it for planned expansion, or until the sublease expires in June 2002.

EMPLOYEE BENEFIT PLAN:

    We sponsor a 401(k) plan that covers eligible full-time employees. Employer matching contributions are made at the discretion of the Board of Directors. Employer contributions totaled $162 for 1999, $121 for 1998, and $84 for 1997.

STOCK OPTION AND PURCHASE PLANS:

    On December 9, 1996, we adopted an employee stock purchase plan (the "ESPP"), through which our qualified employees may participate in common stock ownership. The ESPP qualifies as a non-compensatory plan under section 423 of the Internal Revenue Code. We have reserved 375 shares of common stock for issuance by the ESPP. The price of shares purchased under the ESPP is the lower of 85% of the fair market value of the shares on the first day of each quarterly offering period, or 85% of the fair market value of the shares on the last day of the quarterly offering period. Under the ESPP, the ESPP administrator will administer and interpret all rules and regulations applicable to the ESPP. Pursuant to the ESPP, 21 shares were issued at a weighted average price of $12.99 per share for the year ended December 31, 1999, and 18 shares were issued at a weighted average price of $11.80 per share for the year ended December 31, 1998.

                                   APEX INC.

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

    We have adopted an employee stock option plan (the "Plan"), which provides for nonqualified and incentive stock options for officers, directors and employees, and reserved a total of 5,493 shares of common stock for issuance pursuant to the Plan. Options under the Plan will generally expire 10 years from the date of grant, or 5 years in the case of an optionee owning more than 10% of the voting power of all classes of stock. Under the Plan, the Plan administrator will fix the conditions for the exercise of the options. Purchase prices for common stock subject to options issued under the Plan generally approximate fair market value of the related shares at the date of grant. Generally, options vest over four years.

    Information regarding activity of the option Plan is as follows:

                                                                         WEIGHTED AVERAGE
                                                               SHARES     EXERCISE PRICE
                                                              --------   ----------------
Options outstanding, December 31, 1996......................   1,026          $ 0.13

Options granted.............................................     523           12.08
Options cancelled...........................................      (3)           6.00
Options exercised...........................................     (17)           0.12
                                                               -----
Options outstanding, December 31, 1997......................   1,529            4.21

Options granted.............................................   2,000           14.93
Options cancelled...........................................    (152)           4.94
Options exercised...........................................    (146)           0.60
                                                               -----
Options outstanding, December 31, 1998......................   3,231           10.98

Options granted.............................................     676           11.90
Options cancelled...........................................    (146)          10.69
Options exercised...........................................    (459)           2.31
                                                               -----
Options outstanding, December 31, 1999......................   3,302           12.38
                                                               =====
Options available for grant at December 31, 1999............     579
                                                               =====

    The following table summarizes the weighted average fair values of stock options granted for the years ended December 31, 1999, 1998 and 1997:

                                                                1999       1998       1997
                                                              --------   --------   --------
Weighted average fair value of options granted whose
  exercise price was equal to the fair value of the stock on
  the date of grant.........................................   $8.48      $10.13     $8.08
Weighted average fair value of options granted whose
  exercise price was less than the fair value of the stock
  on the date of grant......................................      --          --     $3.40

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

                                   APEX INC.

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

    The following table summarizes information about fixed-price options outstanding at December 31, 1999:

                         NUMBER OF    WEIGHTED AVERAGE       WEIGHTED        NUMBER OF        WEIGHTED
      RANGE OF            OPTIONS        REMAINING       AVERAGE EXERCISE     OPTIONS     AVERAGE EXERCISE
   EXERCISE PRICES      OUTSTANDING   CONTRACTUAL LIFE        PRICE         EXERCISABLE        PRICE
---------------------   -----------   ----------------   ----------------   -----------   ----------------
   $ 0.12--$ 6.00            419         6.2 Years            $ 0.40            378            $ 0.30
   $11.41--$11.56          1,039         9.0 Years             11.50             11             11.42
   $11.67--$15.75          1,056         8.1 Years             14.48            344             14.95
   $16.75--$17.33            788         8.9 Years             17.11             75             16.75
                           -----                                                ---
                           3,302         8.3 Years             12.38            808              8.21
                           =====                                                ===

    As of December 31, 1998, there were 461 options exerciseable at a weighted average exercise price of $2.51, and as of December 31, 1997, there were 32 options exerciseable at a weighted average exercise price of $3.15.

    The following table presents net income and per share amounts as if we accounted for compensation expense related to stock options and the ESPP under the fair value method prescribed by SFAS 123 for the years ended December 31:

                                                                1999       1998       1997
                                                              --------   --------   --------
Net income as reported......................................  $21,243    $15,710    $10,327
                                                              =======    =======    =======
Net income pro forma........................................  $16,366    $14,316    $ 9,955
                                                              =======    =======    =======
Basic earnings per share as reported........................  $  1.03    $  0.78    $  0.58
                                                              =======    =======    =======
Diluted earnings per share as reported......................  $  0.99    $  0.75    $  0.54
                                                              =======    =======    =======
Basic earnings per share pro forma..........................  $  0.79    $  0.71    $  0.56
                                                              =======    =======    =======
Diluted earnings per share pro forma........................  $  0.76    $  0.68    $  0.53
                                                              =======    =======    =======

    The fair value of each option granted was estimated on the date of grant using the Black-Scholes single option method. The following weighted average assumptions were used for grants in 1999, 1998 and 1997:

                                                      1999       1998       1997
Assumption:                                         --------   --------   --------
Risk free interest rate...........................     5.51%      5.61%      5.98%
Expected holding period...........................  5 years    5 years    5 years
Dividend yield....................................      0.0%       0.0%       0.0%
Expected volatility...............................     87.0%      80.0%      70.0%

                                   APEX INC.

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

INCOME TAXES:

The significant components of our deferred tax assets and liabilities were as follows on December 31:

                                                                1999       1998
                                                              --------   --------
Deferred income tax assets:
  Receivable valuation......................................    $187       $147
  Inventory valuation.......................................     337        220
  Accrued warranty costs....................................     191        261
  Other.....................................................      62         51
                                                                ----       ----
                                                                $777       $679
                                                                ====       ====

    Although realization is not assured, management believes that it is more likely than not that all of the net deferred tax asset will be realized through future taxable income.

    The income tax provision (benefit) consisted of the following:

                                                        YEARS ENDED DECEMBER 31,
                                                     ------------------------------
                                                       1999       1998       1997
                                                     --------   --------   --------
Current............................................  $11,204     $8,088     $4,791
Deferred...........................................      (98)      (159)       264
                                                     -------     ------     ------
                                                     $11,106     $7,929     $5,055
                                                     =======     ======     ======

    Reconciliations of the effective income tax rate on income before taxes with the Federal statutory rates were as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Statutory rate..............................................    35.0%      35.0%      35.0%
Tax benefit of foreign sales corporation....................    (1.8)      (1.7)      (1.4)
Other.......................................................     1.1        0.2       (0.7)
                                                                ----       ----       ----
Effective tax rate..........................................    34.3%      33.5%      32.9%
                                                                ====       ====       ====

    Tax benefits realized upon exercise of common stock options were $2,374 for 1999, $598 for 1998, and $99 for 1997, and have been accounted for as an increase to shareholders' equity.

PATENT DISPUTE:

    We filed complaints for infringement of U.S. Patent Number 5,721,842 in United States District Court for the Western District of Washington at Seattle against Cybex and Rose on February 25, 1998, and against CCC on June 1, 1998. The complaints allege that the products manufactured and sold by each defendant embody the inventions claimed in U.S. Patent Number 5,721,842 and sought injunctive relief, damages, attorneys' fees and costs.

    The defendants in the Cybex and Rose lawsuits each filed counterclaims seeking to recover the expenses of the litigation (including fees and costs) and to obtain a declaratory judgment that their respective products do not infringe the 5,721,842 patent and that the 5,721,842 patent was invalid and unenforceable. The Cybex and Rose lawsuits were consolidated for discovery but not for trial, and trial dates were set for November, 1999. In early 1999, Cybex filed multiple motions for partial summary judgment, and brought a patent interference proceeding with the U.S. Patent and Trademark Office

                                   APEX INC.

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

("PTO") seeking to invalidate the 5,721,842 patent and claim ownership of the invention claimed by the 5,721,842 patent as a result of a prior patent, United States Patent No. 5,732,212, which was formerly owned by Fox Network Systems Corporation, a company Cybex recently acquired.

    Rather than proceeding simultaneously in two different forums (with the attendant duplicative expenses), we agreed with Cybex to seek expedited consideration by the PTO of the patent issues raised in the District Court litigation, reserving our right to reinstate the District Court lawsuit at the conclusion of that process. Pursuant to a mutual agreement and stipulation between us and Cybex, the District Court lawsuit was dismissed without prejudice, and the parties agreed that the patent issues raised in connection with the District Court lawsuit should be initially determined by the Board of Appeals and Interpretations of the PTO. The parties also jointly requested the District Court to urge accelerated consideration of these issues by the PTO. The Company also entered into a mutual agreement and stipulation with Rose dismissing the Rose lawsuit without prejudice pending the PTO's decision. At the conclusion of the PTO proceeding, the District Court lawsuits can be reinstated upon the request of any party.

    The complaint in the CCC lawsuit was filed but has not been formally served on CCC. In 1999, the case was stayed by the District Court, and we were directed to file status updates every six months. In early 2000, the District Court, while retaining full jurisdiction, removed the case from the Court's active caseload and directed us to continue to file status reports with the Court every six months.

SUBSEQUENT EVENT (UNAUDITED):

    On March 8, 2000, we entered into a merger agreement with Cybex Computer Products Corporation, a leading manufacturer of console switching equipment. The agreement calls for each share of Apex Common Stock to be converted into 1.0905 shares of a newly formed company, and for each share of Cybex Common Stock to be converted into one share of that newly formed company. Cybex has approximately 21,000 shares of Common Stock outstanding on a diluted basis. The transaction will be accounted for as a purchase with an expected cost of approximately $728 million. We expect this transaction to close by the end of the third quarter of 2000, subject to customary conditions including approval by various regulatory agencies and approval by shareholders of both companies.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

EXECUTIVE OFFICERS AND DIRECTORS

NAME                                          AGE                       POTITION
----                                        --------                    --------
Kevin J. Hafer............................     42      Chairman of the Board, President, Chief
                                                         Executive Officer and Director

Barry L. Harmon...........................     46      Chief Operating Officer, Chief Financial
                                                         Officer and Treasurer

C. David Perry............................     44      Vice President of Worldwide Sales

Samuel F. Saracino........................     48      Vice President of Business Development,
                                                         General Counsel and Secretary

Franz Fichtner............................     48      Director

Edwin L. Harper...........................     55      Director

William McAleer...........................     48      Director

    Kevin J. Hafer has been our President since June 1995, and has served as our Chief Executive Officer since December 1995 and as one of our Directors since January 1996. In January 2000, Mr. Hafer was appointed Chairman of the Board, in addition to his duties as President and Chief Executive Officer. From February 1993 to June 1995, Mr. Hafer served as our General Manager, and from December 1989 to January 1993 he served as the Manager and Technical Operations Director of our Predecessor. Prior to joining our Predecessor, Mr. Hafer was employed at Harris Corporation from May 1979 to September 1989, serving in various management capacities.

    Barry L. Harmon has been our Vice President, Chief Financial Officer and Treasurer since January 1999. In January 2000, Mr. Harmon was appointed Chief Operating Officer, in addition to his duties as Chief Financial Officer and Treasurer. From February 1992 to January 1999, Mr. Harmon was employed at Electro Scientific Industries, Inc., and served as Vice President and Chief Financial Officer from January 1994 to January 1995, and as Senior Vice President and Chief Financial Officer from January 1995 to January 1999. Prior to 1992, Mr. Harmon spent six years with Citibank Global Private Bank as a Divisional Controller and Chief Financial Officer. Mr. Harmon also worked for Arthur Andersen LLP for seven years, serving as an Audit Manager for three years.

    C. David Perry has been our Vice President of Worldwide Sales since November 1998. From March 1997 through September 1998, he served as Acer America Corporation's Vice President of Sales--Commercial Division. Mr. Perry was employed by Texas Instruments from 1979 until March 1997 and served as Director of North American channel sales for Texas Instruments from 1993 until 1997.

    Samuel F. Saracino has been our Vice President of Business Development and General Counsel since February 1998, and our Secretary since March 1998. From January 1984 to February 1998, Mr. Saracino was a partner at the Seattle law firm of Davis Wright Tremaine LLP.

    Franz Fichtner has served as one of our Directors since March 1998. Mr. Fichtner has been President of S3 Europe, a computer hardware company since October 1999. From October 1997 to October 1999, Mr. Fichtner was President of Diamond Multimedia Europe, a computer hardware company. From January 1995 to October 1997, Mr. Fichtner was President of 3Com Europe, a computer network company, and from January 1991 to January 1995, was Managing Director of 3Com GmbH.

    Edwin L. Harper has served as one of our Directors since October 1996.
Mr. Harper has served as President and Chief Operating Officer of Manufacturing Technology, Inc., a privately held company that manufactures slicing and dicing equipment for the thin film head and semiconductor industries, since September 1999. From June 1996 through December 1998, Mr. Harper served as President and Chief Executive Officer of SyQuest Technology, a computer hardware company that filed a petition under Chapter 11 of the Bankruptcy Code in November 1998. From July 1993 to June 1996, Mr. Harper was employed as President and Chief Executive Officer of ComByte, Inc., and from June 1988 to May 1993, Mr. Harper served in various capacities, including President and Chief Executive Officer, at Colorado Memory Systems, Inc. Mr. Harper is also a Director of Network Associates, a network security management company.

    William McAleer has served as one of our Directors since June 1996. Mr. McAleer is currently Managing Director of Voyager Capital, which provides venture financing to private information technology companies. From 1988 through 1994, he was Vice President Finance, Chief Financial Officer and Secretary with Aldus Corporation, a publicly held software company. Prior to joining Aldus, he was Vice President, Finance and Administration from 1987 to 1988 of Ecova Corporation and also served as a Vice President with Westin Hotels Company from 1984 through 1987. Mr. McAleer is also a director of ClearCommerce Corp., an e-commerce company, currently in registration with the SEC.

    All members of the Board of Directors are elected to serve until their respective successors have been elected and qualified or until their earlier death, resignation or removal in the manner specified in our Bylaws. The officers hold their respective offices until their respective successors have been elected, or their earlier death, resignation or removal in the manner specified by our Bylaws.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons owning more than ten percent of a registered class of our equity securities, to file reports of ownership of, and transactions in, our securities with the Securities and Exchange Commission and The Nasdaq Stock Market, Inc. These directors, executive officers and ten-percent shareholders are also required to furnish us with copies of all Section 16(a) forms that they file.

    Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal 1999, all Section 16(a) filing requirements applicable to our directors, executive officers and ten-percent shareholders were complied with.

ITEM 11.  EXECUTIVE COMPENSATION.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS ON EXECUTIVE
  COMPENSATION

    The Compensation Committee of the Board of Directors (comprised of two non-employee directors) reviews and approves individual officer salaries, incentive performance goals, and stock option grants. We also review guidelines for compensation, bonus, and stock option grants for non-officer employees.

    Our overall compensation philosophy is to provide competitive levels of total compensation that will enable us to attract, motivate, reward, and retain qualified employees. We believe that compensation should promote continued performance of corporate and personal goals and that any long-term incentive should be aligned with the interest of our stockholders. Our executive compensation policies are designed to provide competitive levels of compensation to motivate officers to achieve Apex's business objectives and to reward these officers based on their achievements. The executive compensation program primarily consists of (i) base salary, (ii) incentive compensation in the form of an annual bonus, and
(iii) stock options awarded under our Employee Stock Plan.

    Compensation for our executive officers (including the Named Executive Officers as defined below) consists of the following components:

    BASE SALARY. In setting compensation levels for executive officers, we review several salary surveys detailing information relating to competitive compensation levels at other technology companies in the Pacific Northwest and, to a lesser extent, in California. We examine recommendations by management in the light of this reported information. Officer base compensation may vary based on tenure with us, experience, assessment of individual performance, duties and responsibilities, and other factors of importance to our success.

    INCENTIVE BONUSES. The incentive bonus program provides a variable compensation opportunity for the executive officers. Bonus payments are discretionary and based on a combination of Apex's financial performance and individual officer performance relative to achievement of the pre-established specified management and strategic objectives. Target bonuses for executive officers range up to seventy-five percent of the base salary of the individual executive officer.

    STOCK OPTIONS. We believe that stock ownership provides significant incentive to employees by providing an opportunity to receive additional compensation by increasing shareholder value. This compensation element aligns the interests of employees with those of the stockholders. The long-term incentive is realized through the granting of stock options to employees and eligible Named Executive Officers. Stock options have value for the employee only if the price of our stock increases above the exercise price, which is typically set at the fair market value of the Common Stock on the date the stock option is granted. The number of shares awarded with each stock option grant is based on the employee's current and anticipated future performance and ability to promote achievement of strategic corporate goals and anticipated future performance. We review Named Executive Officers' stock option holdings annually to determine whether additional grants are appropriate. Initial stock options granted generally vest over a four-year period commencing one year after the option grant, and subsequent grants are generally exercisable at the end of the initial vesting period, thus providing an incentive to remain employed with us.

    OTHER. In addition to the compensation paid to the Named Executive Officers as described above, executive officers and all of our other participating regular employees are eligible to receive an annual matching contribution up to a specified percentage (which is determined annually by the Board of Directors) of their eligible compensation under the Company's 401(k) plan. For 1999, we matched 100% of an employee's or officer's elective contribution up to 5% of eligible compensation. Executive officers, subject to plan provisions, and all other regular employees are also eligible to participate in our Employee Stock Purchase Plan (which qualifies as a non-compensatory plan under Section 423 of the Internal Revenue Code).

    We annually review and approve the compensation of Kevin J. Hafer, the Company's President and Chief Executive Officer. In setting the compensation level for the Chief Executive Officer, we review competitive information reflecting compensation practices for technology companies and examine his performance relative to Apex's financial performance and his specific strategic objectives and goals. We also consider the Chief Executive Officer's achievements against the same pre-established objectives and determine whether his base salary, bonus, and total compensation approximate the competitive range of compensation for chief executive officer positions in the technology industry. In establishing Mr. Hafer's 1999 compensation, the Committee reviewed Mr. Hafer's experience and past performance and compared them with chief executive officers of other companies.

                                          COMPENSATION COMMITTEE:
                                          Edwin L. Harper (Chairman)
                                          William McAleer

    SUMMARY COMPENSATION TABLE. The following table summarizes all compensation earned by the Company's Chief Executive Officer and by our other most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 (collectively, the "Named Executive Officers") for services rendered in all capacities during the fiscal years ended December 31, 1999, 1998 and 1997.

                                                                             LONG-TERM
                                                      ANNUAL COMPENSATION   COMPENSATION
                                                      -------------------   ------------
                                                                               STOCK        ALL OTHER
NAME AND PRINCIPAL POSITION                  YEAR      SALARY     BONUS       OPTIONS      COMPENSATION
---------------------------                --------   --------   --------   ------------   ------------
Kevin J. Hafer...........................    1999     $300,000   $ 75,000(1)    199,500       $ 8,000(2)
  Chairman of the Board, President and       1998     $278,402   $120,313(3)    199,500       $ 8,000(2)
  Chief Executive Officer                    1997     $200,000   $167,500(4)    240,375       $10,119(2)

Barry L. Harmon..........................    1999     $186,538   $ 75,000(1)     75,000       $15,092(7)
  Vice President, Chief Operating            1998           --         --      300,000             --
  Officer and Chief Financial Officer

C. David Perry...........................    1999     $180,000   $222,304(1)     75,000       $73,146(8)
  Vice President of Worldwide Sales          1998     $ 20,769         --      300,000

Samuel F. Saracino.......................    1999     $196,145   $ 50,000(1)     75,000       $ 8,000(2)
  Vice President of Business                 1998     $157,296   $ 66,828(6)    300,000       $ 2,577(2)
  Development, General Counsel and
  Secretary

Thomas M. Buiocchi(9)....................    1999     $193,269   $     --       75,000        $ 8,000(2)
  Former Vice President of Marketing         1998     $128,077   $ 53,633(5)    300,000       $ 2,241(2)

------------------------

(1) Includes bonus earned in 1999 and paid in 2000.

(2) Includes matching contributions made by Apex in 1999, 1998 and 1997 to its 401(k) Profit Sharing Plan and Trust and, on behalf of Mr. Hafer, premium payments in the aggregate amount of $2,119 paid by the Company in 1997 towards Mr. Hafer's life insurance policy.

(3) Includes $120,313 bonus earned in 1998 and paid in 1999.

(4) Includes $150,000 bonus earned in 1997 and paid in 1998.

(5) Includes $32,783 bonus earned in 1998 and paid in 1999.

(6) Includes $36,278 bonus earned in 1998 and paid in 1999.

(7) Includes moving expense reimbursement for Mr. Harmon of $12,400 and matching contributions made by Apex to its 401(k) Profit Sharing Plan and Trust in the amount of $2,692.

(8) Includes moving expense reimbursement for Mr. Perry of $68,646 and matching contributions made by Apex to its 401(k) Profit Sharing Plan and Trust in the amount of $4,500.

(9) Mr. Buiocchi resigned as Vice President of Marketing in January, 2000.

    OPTION GRANTS IN LAST FISCAL YEAR. The following table sets forth certain information with respect to individual grants made to the Named Executive Officers of options to purchase our Common Stock during the fiscal year ended December 31, 1999:

                                                                                               POTENTIAL REALIZED VALUE AT
                                                                                              ASSUMED ANNUAL RATES OF STOCK
                                                                                                 PRICE APPRECIATION FOR
                       NUMBER OF SECURITIES    % OF TOTAL OPTIONS    EXERCISE                          OPTION TERM
                        UNDERLYING OPTIONS    GRANTED TO EMPLOYEES   PRICE PER   EXPIRATION   -----------------------------
NAME                         GRANTED             IN FISCAL YEAR        SHARE        DATE            5%             10%
----                   --------------------   --------------------   ---------   ----------   --------------   ------------
Kevin J. Hafer.......        187,500                  27.8%           $11.56       3/12/09      $1,363,424      $3,455,184
                              12,000                   1.8%            14.94       10/1/09         112,729         285,678

Barry L. Harmon......         75,000                  11.1%           $11.56       3/12/09      $  545,370      $1,382,074

C. David Perry.......         75,000                  11.1%           $11.56       3/12/09      $  545,370      $1,382,074

Samuel F. Saracino...         75,000                  11.1%           $11.56       3/12/09      $  545,370      $1,382,074

Thomas M. Buiocchi...         75,000                  11.1%           $11.56       3/12/09      $  545,370      $1,382,074

    AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES. The following table sets forth information with respect to option exercises during the fiscal year ended December 31, 1999 by the Named Executive Officers and 1999 year-end option values:

                                           VALUE REALIZED    NUMBER OF SECURITIES UNDERLYING        VALUE OF UNEXERCISED
                       NUMBER OF SHARES   (MARKET PRICE AT    UNEXERCISED OPTIONS AT FISCAL         IN-THE-MONEY OPTIONS
                           ACQUIRED        EXERCISE LESS                YEAR END                     AT FISCAL YEAR END
NAME                     ON EXERCISE      EXERCISE PRICE)      (EXERCISABLE/UNEXERCISABLE)     (EXERCISABLE/UNEXERCISABLE)(1)
----                   ----------------   ----------------   -------------------------------   ------------------------------
Kevin J. Hafer.......      186,250           $2,751,434             293,495/564,684               $8,122,396/$11,501,448

Barry L. Harmon......           --                   --               --/375,000                      --/$6,026,562
C. David Perry.......           --                   --             75,000 /300,000               $1,162,500/$5,039,063
Samuel F. Saracino...       20,000           $  333,743            105,000 /250,000               $1,817,809/$4,581,244
Thomas M. Buiocchi...       25,000           $  358,562             100,000/250,000               $1,731,247/$4,581,244

--------------------------

(1) Based upon the fair market value of the Company's Common Stock at fiscal year end of $32.25 per share less the exercise price payable for such shares.

COMPENSATION OF DIRECTORS

    Directors are reimbursed for their out-of-pocket expenses for attendance at meetings. Effective April 1, 1999, the compensation for outside directors was increased from $6,000 per year to $15,000 per year. During the fiscal year ended December 31, 1999, Mr. Fichtner, Mr. Harper and Mr. McAleer each received $12,750 for their services as directors. Each individual who was a Director of the Company in October 1999 was also granted options at that time to purchase 12,000 shares of the Company's Common Stock at $14.94 per share. These options vest monthly over a one-year period after the expiration of the vesting period for currently outstanding options.

TEN-YEAR OPTION/SAR REPRICING

    The following table sets forth information regarding the cancellation of and a replacement grant of a stock option to an executive officer:

                                                                                                                    LENGTH OF
                                                                                                                 ORIGINAL OPTION
                                          SECURITIES UNDERLYING   MARKET PRICE OF    EXERCISE PRICE              TERM REMAINING
                                                NUMBER OF         STOCK AT TIME OF     AT TIME OF       NEW        AT DATE OF
                                          OPTIONS/SARS REPRICED     REPRICING OR      REPRICING OR    EXERCISE    REPRICING OR
NAME                             DATE          OR AMENDED            AMENDMENT         AMENDMENT       PRICE        AMENDMENT
----                           --------   ---------------------   ----------------   --------------   --------   ---------------
Samuel F. Saracino(1)........   3/9/98           300,000                $14.94           $17.75        $14.94        10 Years
Vice President of Business
  Development, General
  Counsel and
  Secretary

--------------------------

(1) Mr. Saracino was originally expected to join the Company in February 1998, and on February 18, 1998, was initially awarded options to purchase 300,000 shares of our Common Stock at $17.75 per share exercisable over 36 months commencing March 1, 1999. Because of continuing obligations to his prior employer, Mr. Saracino was not able to begin full-time employment until after the end of February, and as a result, his original stock option grant was cancelled. Subsequently, on March 9, 1998 (at a time when the Compensation Committee granted a number of other stock options), Mr. Saracino was awarded options for the purchase of 300,000 shares at $14.94 per share exercisable over 36 months beginning April 1, 1999.

PERFORMANCE GRAPH

    The following graph compares the total stockholder return (stock price appreciation) on the Company's Common Stock with the cumulative total return (including reinvested dividends) on the NASDAQ US Index ("NASDAQ US") and the NASDAQ Computer Index ("NASDAQ Computer") for the period beginning February 1, 1997, the first day of the month in which the Company became a public company, and ending on December 31, 1999.

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

             APEX   NASDAQ COMPUTER  NASDAQ US
2/1/1997       100              100        100
12/31/1997  245.83           106.14     114.51
12/31/1998  320.83           194.59     161.37
12/31/1999  537.50           398.89     291.52

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth as of March 3, 2000, certain information with respect to the ownership of our Common Stock by (i) each person (or group of affiliated persons) known by us to be the beneficial owner of more than 5% of our outstanding Common Stock, (ii) each of our directors, (iii) each of our executive officers named under "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act Executive Officers and Directors" and (iv) all of our executive officers and directors as a group. Unless otherwise noted, each person or group identified possesses sole voting and investment power with respect to such shares, subject to community property laws, where applicable.

NAMES OF BENEFICIAL OWNER(1)                              SHARES     PERCENTAGE
----------------------------                             ---------   ----------
J. & W. Seligman & Co., Inc............................  4,106,020      19.4%
  100 Park Avenue, Eighth Floor
  New York, NY 10006
Alliance Capital Management L. P.......................  4,005,995      18.9
  1290 Avenue of the Americas
  New York, NY 10104
Capital Research & Management..........................  1,285,000       6.1
  333 South Hope Street, 55th Floor
  Los Angeles, CA 90071
Kevin J. Hafer(2)......................................    627,943       2.9
Samuel F. Saracino(3)..................................     82,850         *
Barry L. Harmon(4).....................................     68,750         *
C. David Perry(5)......................................     27,975         *
William McAleer(6).....................................     29,000         *
Franz Fichtner(7)......................................     26,000         *
Edwin L. Harper(8).....................................     22,400         *

All directors and executive officers as a group (7
  persons) (9).........................................    884,918       4.1%

------------------------

*   Less than 1%.

(1) Except as set forth herein the address of the directors and executive officers set forth in the table is the address of Apex Inc., 9911 Willows Road, N.E., Redmond, Washington 98052.

(2) Includes 318,678 shares of Common Stock issuable upon exercise of stock options currently exercisable or becoming exercisable within 60 days at a weighted average exercise price of $6.54 per share. Also includes 5,100 shares owned by an irrevocable trust for the benefit of Mr. Hafer's children, and 61 shares owned by Mr. Hafer as custodian under various Uniform Transfer to Minors Accounts for the benefit of his nieces and nephews, and Mr. Hafer disclaims beneficial ownership of all such 5,161 shares.

(3) Includes 76,250 shares of Common Stock issuable upon exercise of stock options currently exercisable or becoming exercisable within 60 days at $14.94 per share. Also includes 5,100 shares owned by an irrevocable trust for the benefit of Mr. Hafer's children, of which Mr. Saracino is trustee, and Mr. Saracino disclaims beneficial ownership of all such 5,100 shares.

(4) Includes 68,750 shares of Common Stock issuable upon exercise of stock options currently exercisable or becoming exercisable within 60 days at $17.33 per share.

(5) Includes 26,250 shares of Common Stock issuable upon exercise of stock options currently exercisable or becoming exercisable within 60 days at $16.75 per share.

(6) Includes 23,500 shares of Common Stock issuable upon exercise of stock options currently exercisable or becoming exercisable within 60 days at $3.02 per share.

(7) Includes 26,000 shares of Common Stock issuable upon exercise of stock options currently exercisable or becoming exercisable within 60 days at $14.94 per share.

(8) Includes 21,500 shares of Common Stock issuable upon exercise of stock options currently exercisable or becoming exercisable within 60 days at $2.31 per share.

(9) Includes 560,928 shares of Common Stock issuable upon exercise of stock options currently exercisable or becoming exercisable within 60 days at a weighted average exercise price of $9.57 per share. See Notes (2), (3), (4),
    (5), (6), (7) and (8) above.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a)(1)  FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
                              Apex Inc.
Report of Independent Accountants...........................    28
Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................    29
Consolidated Statements of Income for the years ended
  December 31, 1999, 1998, and 1997.........................    30
Consolidated Statements of Changes in Shareholders' Equity
  (Deficit) for the years ended December 31, 1999, 1998, and
  1997......................................................    31
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998, and 1997.........................    32
Notes to Consolidated Financial Statements..................  33-41

    (a)(2)  FINANCIAL STATEMENT SCHEDULES

    All schedules are omitted, as the required information is inapplicable or not significant.

    (a)(3)  EXHIBITS.

       EXHIBIT
       NUMBER           EXHIBIT DESCRIPTION
---------------------   -------------------
        3.1             Amended and Restated Articles of Incorporation.
                        (Incorporated by reference to our Registration Statement on
                        Form SB-2 (Registration No. 333-17753).)

        3.2 Amended and Restated Bylaws. (Incorporated by reference to our Registration Statement on Form SB-2 (Registration
                        No. 333-31697).)

        3.3             Certificate of Amendment of Bylaws of Apex Inc., dated
                        January 28, 2000

        4.1             See Article III of Exhibit 3.1 and Articles II, IV and IX of
                        Exhibit 3.2

       10.3.1           Employment Agreement dated December 29, 1995, by and between the Company and Kevin J. Hafer. (Incorporated by reference to our Registration Statement on Form SB-2 (Registration
                        No. 333-17753).)

       10.3.2           First Amendment to Employment Agreement dated December 1996, by and between Apex Inc. and Kevin J. Hafer. (Incorporated by reference to our Registration Statement on Form SB-2
                        (Registration No. 333-31697).)

       10.3.3           Amendment Agreement dated March 7, 2000, by and between Apex
                        Inc. and Kevin J. Hafer.

       10.6.1           Purchase Agreement dated September 19, 1994, by and between
                        Apex Inc. and Compaq Computer Corporation, as amended
                        (incorporated by reference to our Registration statement on
                        Form SB-2 (Registration No. 333-31697)).+

       10.6.2           Amendment to Purchase Agreement effective as of August 6,
                        1998, by and between Apex Inc. and Compaq Computer
                        Corporation. (Incorporated by reference to our quarterly report on form 10-Q for the quarter ended September 25, 1998.)+

       10.8             Form of our Proprietary Information and Noncompetition
                        Agreement. (Incorporated by reference to our Registration
                        Statement on Form SB-2 (Registration No. 333-17753).)

       10.9             Employee Stock Plan. (Incorporated by reference to our
                        Registration Statement on Form SB-2 (Registration
                        No. 333-17753).)

       10.10 Form of Nonstatutory Stock Option Letter Agreement related to Employee Stock Plan. (Incorporated by reference to our Registration Statement on Form SB-2 (Registration
                        No. 333-17753).)

       10.11            Employee Stock Purchase Plan. (Incorporated by reference to our Registration Statement on Form SB-2 (Registration
                        No. 333-17753).)

       10.16.1          Business Loan Agreement dated March 27, 1997 by and between
                        Apex Inc. and U.S. Bank of Washington, National Association
                        (Incorporated by reference to our Registration Statement on
                        Form SB-2 (Registration No. 333-31697).)

       10.16.4          Alternative Rate Options Promissory Note dated as of
                        April 20, 1999, by and between Apex Inc. and U.S. Bank of
                        Washington, National Association.

       21.1             Subsidiaries of Apex Inc.

       23.1             Consent of Independent Accountants

       24.1 Power of Attorney (set forth on pages 51 and 52 and incorporated herein by reference).

       27.1             Financial Data Schedule

------------------------

+   Portions of these agreements are subject to confidential treatment.

    (b)  REPORTS ON FORM 8-K.

    None.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant ca used this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       APEX INC.

                                                       By:              /s/ KEVIN J. HAFER
                                                            -----------------------------------------
                                                                          Kevin J. Hafer
                                                               CHAIRMAN OF THE BOARD, PRESIDENT AND
                                                                     CHIEF EXECUTIVE OFFICER

                                                            Date:  March 30, 2000

                               POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS:

    That the undersigned officers and directors of Apex Inc. do hereby constitute and appoint Kevin J. Hafer the lawful attorney and agent with power and authority to do any and all acts and things and to execute any and all instruments which said attorneys and agents, or either of them, determine may be necessary or advisable or required to enable Apex Inc. to comply with the Securities Exchange Act of 1934, as amended, and any rules or regulations or requirements of the Securities Exchange Act of 1934, as amended, and any rules or regulations or requirements of the Securities and Exchange Commission in connection with this Form 10-K Report. Without limiting the generality of the foregoing power and authority, the powers granted include the power and authority to sign the names of the undersigned officers and directors in the capacities indicated below to this Form 10-K Report of amendments or supplements thereto, and each of the undersigned hereby ratifies and confirms all that said attorneys and agents or either of them, shall do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

    IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his name.

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   SIGNATURE                                   TITLE                      DATE
                   ---------                                   -----                      ----
                                                  Chairman of the Board,
               /s/ KEVIN J. HAFER                   President, Chief Executive
     --------------------------------------         Officer and Director             March 30, 2000
                 Kevin J. Hafer                     (Principal Executive Officer)

                                                  Chief Operating Officer, Chief
              /s/ BARRY L. HARMON                   Financial Officer and
     --------------------------------------         Treasurer (Principal             March 30, 2000
                Barry L. Harmon                     Financial and Accounting
                                                    Officer)

               /s/ FRANZ FICHTNER
     --------------------------------------       Director                           March 30, 2000
                 Franz Fichtner

              /s/ EDWIN L. HARPER
     --------------------------------------       Director                           March 30, 2000
                Edwin L. Harper

              /s/ WILLIAM MCALEER
     --------------------------------------       Director                           March 30, 2000
                William McAleer