Form 10-Q
period 2000-03-31
APEX INC
filed 2000-05-12
CIK 1027278

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2000 or

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

[X]Yes  [_] No


         As of April 28, 2000, the number of outstanding shares of the Company's Common Stock was 21,256,242.


                                    APEX INC.
                                    FORM 10-Q
                                 MARCH 31, 2000

                                      INDEX

                                                                                             PAGE(S)
                                                                                             -------
Part I   Financial Information
         Item 1.   Financial Statements
                   Consolidated Statements of Income (unaudited) for the Quarters
                      Ended March 31, 2000 and April 2, 1999                                    3
                   Consolidated Balance Sheets (unaudited) at March 31,2000 and
                      December 31, 1999                                                         4
                   Condensed Consolidated Statements of Cash Flows (unaudited) for
                      the Quarters Ended March 31, 2000 and April 2, 1999                       5
                   Notes to Consolidated Financial Statements (unaudited)                       6
         Item 2.   Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                7-10

Part II  Other Information
         Item 1.     Legal Proceedings                                                          11
         Item 6.     Exhibits and Reports on Form 8-K                                           11

Signatures                                                                                      12


                          PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                    APEX INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      FOR THE THREE MONTHS ENDED
                                                                    MARCH 31,             APRIL 2,
                                                                      2000                  1999
                                                                 ----------------       --------------
  Net sales                                                              $28,244              $20,678
  Cost of sales                                                           14,591               10,904
                                                                 ----------------       --------------
      Gross profit                                                        13,653                9,774
                                                                 ----------------       --------------

  Research and development                                                 1,451                1,611
  Sales and marketing                                                      2,385                1,529
  General and administrative                                               1,672                1,301
                                                                 ----------------       --------------
      Total operating expenses                                             5,508                4,441
                                                                 ----------------       --------------

  Income from operations                                                   8,145                5,333
  Interest income                                                            917                  736
                                                                 ----------------       --------------

  Income before income taxes                                               9,062                6,069
  Provision for income taxes                                               3,061                2,089
                                                                 ----------------       --------------

  Net income                                                              $6,001               $3,980
                                                                 ================       ==============

  Earnings per share:
      Basic                                                               $ 0.28               $ 0.20
                                                                 ================       ==============

      Diluted                                                             $ 0.27               $ 0.19
                                                                 ================       ==============

  Weighted average shares used in computing earnings per share:
      Basic                                                               21,066               20,392
                                                                 ================       ==============


      Diluted                                                             22,459               21,194
                                                                 ================       ==============


         See notes accompanying these consolidated financial statements.


                                    APEX INC.
                           CONSOLIDATED BALANCE SHEETS
                            (UNAUDITED, IN THOUSANDS)

                                                                   MARCH 31,              DECEMBER 31,
                                                                      2000                    1999
                                                                -----------------       -----------------
ASSETS
Current assets:
   Cash and cash equivalents                                            $ 17,836                $ 15,786
   Investments maturing within one year                                   46,856                  35,716
                                                                -----------------       -----------------
      Total cash and investments                                          64,692                  51,502
   Accounts receivable, less allowance for doubtful accounts              23,988                  28,168
   Inventories                                                            14,946                  11,483
   Prepaid expenses                                                          721                     676
   Deferred tax assets                                                       789                     777
                                                                -----------------       -----------------
      Total current assets                                               105,136                  92,606

Investments maturing after one year                                        4,997                   9,464
Property and equipment, net                                                1,905                   1,906
Other                                                                      1,676                     338
                                                                -----------------       -----------------
Total assets                                                            $113,714                $104,314
                                                                =================       =================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                     $1,598                   $ 3,696
   Accrued compensation                                                  1,073                     1,546
   Income taxes                                                            697                     3,107
   Other accrued expenses                                                1,438                     1,572
                                                                -----------------       -----------------
      Total current liabilities                                          4,806                     9,921
                                                                -----------------       -----------------

Commitments and contingencies

Shareholders' equity:
   Preferred stock, 1,000 shares authorized; no shares
     issued and outstanding                                                  -                         -
   Common stock, no par value; 100,000 shares
     authorized at March 31, 2000 and December 31, 1999;
     21,209 and 20,794 shares issued and outstanding,
     respectively                                                       75,062                    66,583
   Deferred compensation                                                     -                       (35)
   Retained earnings                                                    33,846                    27,845
                                                                -----------------       -----------------
      Total shareholders' equity                                       108,908                    94,393
                                                                -----------------       -----------------
Total liabilities and shareholders' equity                            $113,714                  $104,314
                                                                =================       =================


         See notes accompanying these consolidated financial statements.


                                    APEX INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                         FOR THE THREE MONTHS ENDED
                                                                      MARCH 31,              APRIL 2,
                                                                        2000                   1999
                                                                   -----------------       ----------------
Cash flows from operating activities:
Net income                                                                $ 6,001                $ 3,980
                                                                   -----------------       ----------------
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                            227                    104
     Deferred taxes                                                           (12)                    (5)
     Changes in:
       Accounts receivable, net                                             4,180                  2,144
       Inventories, net                                                    (3,463)                   785
       Prepaid expenses                                                       (45)                  (767)
       Accounts payable                                                    (2,098)                    10
       Accrued compensation                                                  (473)                  (186)
       Income taxes                                                        (2,410)                 1,173
       Other accrued expenses                                                (134)                  (183)
                                                                   -----------------       ----------------
         Total adjustments                                                 (4,228)                 3,075
                                                                   -----------------       ----------------
         Net cash provided by operating activities                          1,773                  7,055
                                                                   -----------------       ----------------

Cash flows from investing activities:
   Purchases of investments                                               (33,820)                (9,641)
   Maturities of investments                                               27,147                 13,419
   Deferred acquisition costs                                              (1,338)
   Purchases of property and equipment                                       (191)                  (346)
                                                                   -----------------       ----------------
       Net cash provided by (used in) investing activities                 (8,202)                 3,432
                                                                   -----------------       ----------------

Cash flows from financing activities:
   Proceeds from employee stock plans and related tax benefit                8,479                  1,105
                                                                   -----------------       ----------------
       Net cash provided by financing activities                             8,479                  1,105
                                                                   -----------------       ----------------

Net increase in cash and cash equivalents                                    2,050                 11,592
Cash and cash equivalents at beginning of period                            15,786                 34,585
                                                                   -----------------       ----------------
Cash and cash equivalents at end of period                                $ 17,836               $ 46,177
                                                                   =================       ================


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

                  The accompanying unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 1999 and the related notes contained in our Annual Report on Form 10-K for the year ended December 31, 1999, on file with the Securities and Exchange Commission.

                  We report our annual results based on years ending December
         31. We report our quarterly results for the first three interim periods ending on Friday closest to the calendar month ends of March, June and September and for the fourth interim period ending on December 31.

                  Our financial statements of are consolidated and include the accounts of Apex Inc. (formerly Apex PC Solutions, Inc.) and our wholly-owned subsidiaries. Significant intercompany transactions and balances have been eliminated.

Note 2.  Inventories

                  Inventories consisted of the following at:

                                                                    MARCH 31,             DECEMBER 31,
                                                                     2000                     1999
                                                                     ----                     ----
         Raw materials                                                $ 1,256                 $1,126
         Work-in-process                                                3,013                  2,633
         Finished goods                                                10,677                  7,724
                                                                  ------------            -----------
                                                                      $14,946                $11,483
                                                                  ============            ===========


Note 3.  Earnings per share


                                                                       FOR THE THREE MONTHS ENDED
                                                                    MARCH 31,              APRIL 2,
                                                                     2000                    1999
                                                                     ----                    ----
         Net income                                                   $ 6,001                $ 3,980
                                                                  ============            ===========
         Weighted average shares used in computing basic
              earnings per share                                       21,066                 20,392
         Dilutive effect of employee stock options after
              application of the treasury method                        1,393                    802
                                                                  ------------            -----------
         Weighted average shares used in computing diluted
              earnings per share                                       22,459                 21,194
                                                                  ============            ===========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE INFORMATION IN THIS ITEM 2 - "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS RELATING TO OUR REVENUES, EXPENSES, MARGINS, LIQUIDITY AND CAPITAL NEEDS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999, "BUSINESS - RISK FACTORS."

OVERVIEW

         We design, manufacture and sell stand-alone switching systems and remote access products for the client/server computing market. Network administrators in client/server environments have increasingly complex and growing server populations, and our switching systems and remote access products help network administrators manage multiple servers from a single keyboard, video monitor and mouse configuration (a "console"), which may be at a remote location. Specifically, our products reduce personnel, space, energy, depreciation, and maintenance cost that organizations face when adopting or expanding client/server architecture.

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

         A substantial portion of our sales are concentrated among a limited number of original equipment manufacturers who purchase our switching systems on a private-label basis ("OEMs" and "OEM customers"). Sales to our OEM customers represented approximately 63% of our net sales for 1999, 60% of our net sales for 1998 and 65% of our net sales for 1997.

         We are increasing the mix of sales of branded switching products to other manufacturers of servers and related networking products, who integrate and sell Apex-brand switches with their own products. We do not have contracts with any of these customers, who are obligated to purchase products from us only pursuant to binding purchase orders.

         With recent industry-wide initiatives to reduce all channel inventories and to shorten lead times, trends with our major customers are, generally, to reduce the number of weeks of forward-committed firm orders. This factor is currently is affecting our business with certain OEMs and other server manufacturers, and we believe that it will make our sales more difficult to predict and inventory levels more difficult to manage.

         We are currently experiencing increased price competition in both the market for stand-alone switching systems and the market for integrated server cabinet systems, and we expect that pricing pressures will increase in the future.

         On March 8, 1999, we began a five-year lease of approximately 117,000 square feet in an industrial office building in Redmond, Washington. The initial base rent under the lease, is approximately $90,000 per month, plus taxes, insurance and maintenance. Portions of the rent are allocated to cost of sales and to general and administrative expense. The 117,000 square foot leased premises has approximately 35,000 more square feet than we currently need, and we have subleased the excess space until we need it for planned expansion.

         Kevin J. Hafer, our Chairman, President and Chief Executive Officer, has exercised stock options for our Common Stock, and as of April 28, 2000 he holds 304,104 shares of, and has vested and unexercised options totaling 305,678 shares of, our Common Stock. Since November 1997, Mr. Hafer has been selling (and/or making gifts of) approximately 30,000 to 100,000 shares of our Common Stock each quarter. Mr. Hafer has informed us that he intends to continue this disciplined selling program on a regular quarterly basis. Mr. Hafer has also informed us that, in order to diversify his investments and to provide liquidity, on one or more occasions over the next year or two he is likely to substantially increase the number of shares of our Common Stock that he sells over and above the number he sells on a regular quarterly basis. Other executive officers have vested in significant amounts of our Common Stock and continue to vest in additional shares on a monthly basis. These officers have informed us that they have sold and may sell additional shares of our Common Stock to provide liquidity and diversify their portfolios.

         On March 8, 2000, we entered into a merger agreement with Cybex Computer Products Corporation, a leading manufacturer of console switching equipment. The agreement calls for each share of Apex Common Stock to be converted into 1.0905 shares of a newly formed company, and for each share of Cybex Common Stock to be converted into one share of that newly formed company. Cybex has approximately 21 million shares of Common Stock outstanding on a diluted basis. The transaction will be accounted for as a purchase of Cybex with an expected cost of approximately $728 million. We expect this transaction to close by the end of the third quarter of 2000, subject to customary conditions including approval by various regulatory agencies and approval by shareholders of both companies.

RESULTS OF OPERATIONS

         The following table sets forth selected unaudited statement of operations data expressed as a percentage of net sales:


                                                                    FOR THE QUARTER ENDED
                                                               MARCH 31,              APRIL 2,
                                                                  2000                  1999
                                                            -----------------      ----------------
Net sales.................................................            100.0%                100.0%
Cost of sales.............................................             51.7                  52.7
                                                                      -----                 -----
Gross margin..............................................             48.3                  47.3
                                                                      -----                 -----

Research and development..................................              5.1                   7.8
Sales and marketing.......................................              8.5                   7.4
General and administrative................................              5.9                   6.3
                                                                      -----                 -----
      Total operating expenses............................             19.5                  21.5
                                                                      -----                 -----
Income from operations....................................             28.8                  25.8
Interest income...........................................              3.2                   3.5
                                                                      -----                 -----
Income before income taxes................................             32.0                  29.3
Provision for income taxes................................             10.8                  10.1
                                                                      -----                 -----
Net income ...............................................             21.2%                 19.2%
                                                                      =====                 =====


         NET SALES. Our net sales consist of sales of stand-alone switching systems, remote-access products and integrated cabinet solutions. Our net sales increased 37% to $28.2 million for the first quarter of 2000 from $20.7 million for the first quarter of 1999, due primarily to increased demand for private-label products. Apex-brand product sales increased 59% to $12.4 million in the first quarter of 2000 from $7.8 million a year ago. Private-label OEM sales represented 56% of our net sales for the first quarter of 2000 compared to 62% of our net sales for the first quarter of 1999. Apex-brand products represented 44% of our net sales for the first quarter of 2000 compared to 38% of our net sales for the first quarter of 1999.

         GROSS MARGIN. Gross margin is affected by a variety of factors, including: the ratio of OEM sales to branded sales, as OEM sales typically have lower gross margins than branded sales; product mix, including the percentage of integrated server cabinet solution sales, which generally have lower gross margins than sales of stand-alone switching systems; raw materials and labor costs; new product introductions by us and by our competitors; and the level of our outsourcing of manufacturing and assembly services. The gross margin percentage increased to 48.3% for the first quarter of 2000, compared to 47.3% for the first quarter of 1999, primarily relating to the increased percentage of Apex-brand product in the sales mix in the current quarter.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses include compensation for engineers and materials costs and are expensed as they are incurred. Research and development expenses were $1.5 million, or 5.1% of net sales, in the first quarter of 2000 compared to $1.6 million, or 7.8% of net sales, for the first quarter of 1999. The decrease in absolute dollars and as a percentage of net sales was due primarily to significant project spending related to new products introduced in the first half of 1999, partially offset by increased compensation expense associated with increased staffing levels. We believe that the timely development of innovative products and enhancements to existing products is essential to maintaining our competitive position and we expect research and development expenditures to increase in absolute dollars and possibly as a percentage of net sales.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses include advertising, promotional material, trade show expenses and sales and marketing personnel costs, including sales commissions and travel. Sales and marketing expenses were $2.4 million, or 8.5% of net sales, for the first quarter of 2000 compared to $1.5 million, or 7.4% of net sales, for the first quarter of 1999. The increase in absolute dollars and as a percentage of sales was due primarily to increased advertising and promotional expenses, and to increased compensation expense associated with increased staffing levels. We expect sales and marketing expenditures to increase in absolute dollars and possibly as a percentage of net sales as we continue our efforts to increase branded sales and international sales.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include personnel costs for administration, finance, human resources and general management, as well as rent, utilities and legal and accounting expenses, and provision for Washington State's gross receipts tax. General and administrative expenses were $1.7 million, or 5.9% of net sales, for the first quarter of 2000 compared to $1.3 million, or 6.3% of net sales, for the first quarter of 1999. The increase in absolute dollars was due to increased compensation expense associated with increased staffing levels, and increased rent related to our new facilities, which were partially offset by a decrease in legal expenses associated with patent litigation. We expect general and administrative expenses to increase in absolute dollars and possibly as a percentage of net sales to support the growth of the operations and sales functions.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2000, our principal sources of liquidity consisted of approximately $69.7 million in cash, cash equivalents and investments, an increase of $8.7 million from $61.0 million at December 31, 1999. In addition, we have a combined line of credit and letter of credit facility with a bank with aggregate borrowing capacity of $5.0 million at prime. Under the line of credit, we may borrow up to a specified amount based upon our accounts receivable. Under the letter of credit arrangement, the bank will issue commercial letters of credit up to an aggregate of $5.0 million (less any amounts outstanding under the line of credit). The combined line of credit and letter of credit facility has a maturity date in September 2000.

         Our operating activities generated cash of approximately $1.8 million in the first quarter of 2000, compared to $7.1 million in the first quarter of 1999. The decrease in cash flow from operations in 2000, when compared with the first quarter of 1999, resulted primarily from increased net income, partially offset by increased inventory, and decreases in accounts payable and accrued income taxes.

         Inventory levels were increased in the first quarter of 2000 because we were required to stock additional customer-mandated warehouse locations near the manufacturing locations of these customers. Also, long lead-times for certain inventory items led us to order significant quantities to protect against potential shortages. In February 2000, our inventory levels began to decline from their highest level during the first quarter, and as of May 5, 2000, were $11.8 million. The decrease in receivables from December 31, 1999, is a result of the timing of sales and of our collections. At March 31, 2000, our OEM customers accounted for approximately 48% of the accounts receivable.

         We believe that existing cash balances, cash generated from operations and the funds available to us under credit facilities will be sufficient to fund our operations through 2001.

YEAR 2000

         We experienced no material impact from the Year 2000 problem. Our products performed without fault with respect to the Year 2000 problem, and we experienced no issues with our internal computing and IT systems. We are also not aware of any Year 2000 issues experience by our customers, suppliers, vendors or service providers that may have a material effect on us.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

         The market risk inherent in our financial instruments represents the potential loss arising from adverse changes in interest rates. We are exposed to market risk in the area of interest rate changes impacting the fair value of our investment securities. Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on the portfolio through the investment of available funds. We diversify the investment portfolio by investing in a variety of highly-rated investment-grade securities and through the use of different investment managers. Our marketable securities portfolio is primarily invested in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Market risk is estimated as the potential change in fair value in the investment portfolio resulting from a hypothetical 10 percent change in interest rates, which is not material at March 31, 2000. We generally hold investments until maturity and carry the securities at amortized cost, which approximates fair market value.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         See description of legal proceedings in our Annual Report on Form 10-K for the year ended December 31, 1999, on file with the Securities and Exchange Commission.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

27.1     Financial Data Schedule

(b)      Reports on Form 8-K

         On March 13, 2000, we filed a Current Report on Form 8-K with the Securities and Exchange Commission relating to our merger with Cybex Computer Products Corporation, which was announced on March 8, 2000.

ITEMS 2, 3, 4 and 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     APEX PC SOLUTIONS, INC.
                                                     (Registrant)


Date:    May 12, 2000                                  /s/ Kevin J. Hafer
                                                     -----------------------
                                                     Kevin J. Hafer
                                                     Chairman of the Board,
                                                     President and Chief
                                                     Executive Officer



Date:    May 12, 2000                                  /s/ Barry L. Harmon
                                                     -----------------------
                                                     Barry L. Harmon
                                                     Chief Operating Officer,
                                                     Chief Financial Officer
                                                     and Treasurer