Form 10-K405/A
period 1999-12-31
APEX INC
filed 2000-05-25
CIK 1027278

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-K/A
                              AMENDMENT NO. 1

(MARK ONE)
/X/ Annual Report pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934
     For the fiscal year ended:  December 31, 1999

/ / Transition Report pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934
     For the transition period from: _______ to _______

                         Commission File Number 000-21959
                          ------------------------------

                                     APEX INC.
               (Exact name of Registrant as specified in its charter)

          Washington                                        91-1577634
(State or other jurisdiction of                          (I.R.S. Employer
     incorporation)                                    Identification Number)

                              9911 WILLOW ROAD N.E.
                            REDMOND, WASHINGTON 98052
          (Address of principal executive offices, including zip code)
                          ------------------------------
     Registrant's telephone number, including area code: (425) 861-5858 Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK,
                                                                  NO PAR VALUE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes X   No
                                                   ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based upon the average of the high and low price of the Common Stock on May 22, 2000, as reported by the Nasdaq National Market, was approximately $508,804,668. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of May 22, 2000, the Registrant had 21,263,819 shares of Common Stock outstanding.

     This report on Form 10-K/A (Amendment No. 1) is being filed solely for the purpose of including the selected quarterly financial data required by
Part II, Item 8. This amendment to the Company's Annual Report on Form 10-K, which sets forth Item 8 of such report, does not otherwise attempt to update the information included herein beyond the original filing date of the report.

     The undersigned registrant hereby amends the following items of its Annual Report on Form 10-K for the fiscal year ended December 31, 1999 as set forth below:

                                   PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     SELECTED QUARTERLY FINANCIAL DATA: The following table sets forth for the period indicated selected quarterly financial data for the Company.

                                                  FISCAL YEARS BY QUARTER (UNAUDITED)

                                             1999                                       1998
                              -------------------------------------  --------------------------------------
                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Quarterly Data:               4TH       3RD       2ND       1ST       4TH       3RD       2ND       1ST
-----------------------------------------------------------------------------------------------------------
Net sales................     $35,129   $24,898   $26,583   $20,678   $23,491   $18,143   $18,302   $15,704
Gross margin.............      15,877    11,858    12,405     9,774    10,886     8,729     8,481     7,376
Net income ..............       7,073     5,129     5,061     3,980     4,749     4,017     3,600     3,344
Basic net income
  per share..............        0.34      0.25      0.25      0.20      0.23      0.20      0.18      0.17
Diluted net income
  per share..............        0.33      0.23      0.24      0.19      0.23      0.19      0.17      0.16


                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        APEX INC.

Date:  May 25, 2000                     By:  /s/  KEVIN J. HAFER
                                        --------------------------------------
                                        Kevin J. Hafer
                                        CHAIRMAN OF THE BOARD,
                                        PRESIDENT AND CHIEF EXECUTIVE OFFICER


     Pursuant to requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                    TITLE                    DATE
---------                                    -----                    ----
                                 Chairman of the Board,
/s/ Kevin J. Hafer               President, Chief Executive
---------------------            Officer and Director               May 25, 2000
Kevin J. Hafer                   (Principal Executive Officer)

                                 Chief Operating Officer, Chief
          *                      Financial Officer and
--------------------             Treasurer (Principal               May 25, 2000
Barry L. Harmon                  Financial and Accounting Officer)

          *
--------------------             Director                           May 25, 2000
Franz Fichtner

          *
--------------------             Director                           May 25, 2000
Edwin L. Harper

          *
--------------------             Director                           May 25, 2000
William McAleer

     *By: /s/ KEVIN J. HAFER
          --------------------------
           (Kevin J. Hafer)
           Attorney-In-Fact

                                    INDEX TO EXHIBITS

Exhibit                                                                    Page
Number                        Description                                 Number
------------       ---------------------------------------                ------
23.1               Consent of PricewaterhouseCoopers LLP,
                   Independent Accountants                                   --

                                                                    Exhibit 23.1

                    CONSENT OF INDEPENDENT ACCOUNTANTS

     We hereby consent to the incorporation by reference in the Registration Statement on Forms S-8 (No. 333-24011, No. 333-24013 and No. 333-09146) of
Apex Inc. of our report dated January 24, 2000, relating to the financial statements, which appears in this Annual Report on Form 10-K/A.

PricewaterhouseCoopers LLP
Seattle, Washington
May 25, 2000