Form 10-Q
period 2000-06-30
APEX INC
filed 2000-08-11
CIK 1027278

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2000

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 000-21959

APEX INC.
(Exact Name of Registrant as Specified in Its Charter)

Washington	91-1577634
(State or Other Jurisdiction of	(I.R.S. Employer Identification Number)
Incorporation or Organization)
9911 Willows Road N.E.
Redmond, Washington	98052
(Address of Principal Executive Offices)	(Zip Code)

425-861-5858
(Registrant's Telephone Number, Including Area Code)

    Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of June 30, 2000, the number of outstanding shares of the Company's Common Stock was 21,395,221.

APEX INC.
FORM 10-Q
JUNE 30, 2000
INDEX

			Page(s)
Part I	Financial Information
	Item 1.	Financial Statements
		Consolidated Income Statements (unaudited) for the Three Months and Six Months Ended June 30, 2000 and July 2, 1999	3
		Consolidated Balance Sheets at June 30, 2000 (unaudited) and December 31, 1999	4
		Condensed Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2000 and July 2, 1999	5
		Notes to Consolidated Financial Statements (unaudited)	6-7
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8-11
Part II	Other Information
	Item 1.	Legal Proceedings	12
	Item 4.	Submission of Matters to a Vote of Security Holders	12
	Item 6.	Exhibits and Reports on Form 8-K	12
Signatures			13

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

APEX INC.

CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)

	For the three months ended		For the six months ended
	June 30, 2000	July 2, 1999	June 30, 2000	July 2, 1999
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$36,447	$26,583	$64,691	$47,261
Cost of sales	19,648	14,178	34,239	25,082

Gross profit	16,799	12,405	30,452	22,179

Research and development	1,672	1,737	3,123	3,348
Sales and marketing	3,187	2,007	5,572	3,536
General and administrative	1,592	1,671	3,264	2,972

Total operating expenses	6,451	5,415	11,959	9,856

Income from operations	10,348	6,990	18,493	12,323
Interest income	1,072	728	1,989	1,464

Income before income taxes	11,420	7,718	20,482	13,787
Provision for income taxes	3,880	2,657	6,941	4,746

Net income	$7,540	$5,061	$13,541	$9,041

Earnings per share:
Basic	$0.35	$0.25	$0.64	$0.44

Diluted	$0.34	$0.24	$0.60	$0.43

Weighted average shares used in computing earnings per share:
Basic	21,256	20,579	21,161	20,485

Diluted	22,453	21,298	22,458	21,249

See notes accompanying these consolidated financial statements.

APEX INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2000	December 31, 1999
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,498	$15,786
Investments maturing within one year	65,299	35,716

Total cash and investments	81,797	51,502
Accounts receivable, less allowance for doubtful accounts	27,117	28,168
Inventories	8,383	11,483
Prepaid expenses	528	676
Deferred tax assets	612	777

Total current assets	118,437	92,606
Investments maturing after one year	3,289	9,464
Property and equipment, net	1,722	1,906
Other	2,776	338

Total assets	$126,224	$104,314

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,192	$3,696
Accrued compensation	3,881	1,546
Income taxes	1,064	3,107
Other accrued expenses	2,357	1,572

Total current liabilities	8,494	9,921

Shareholders' equity
Preferred stock, 1,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value; 100,000 shares authorized at June 30, 2000 and December 31, 1999; 21,395 and 20,794 shares issued and outstanding, respectively	76,456	66,583
Accumulated other comprehensive loss	(112)	—
Deferred compensation	—	(35)
Retained earnings	41,386	27,845

Total shareholders' equity	117,730	94,393

Total liabilities and shareholders' equity	$126,224	$104,314

See notes accompanying these consolidated financial statements.

APEX INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the six months ended
	June 30, 2000	July 2, 1999
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$13,541	$9,041

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	393	314
Amortization of deferred compensation	35	30
Deferred taxes	165	(9)
Changes in:
Accounts receivable, net	1,051	(1,132)
Inventories, net	3,100	109
Prepaid expenses	148	(673)
Other assets	116	111
Accounts payable	(2,504)	(163)
Accrued compensation	2,335	(226)
Income taxes	(2,043)	1,615
Other accrued expenses	785	155

Total adjustments	3,581	131

Net cash provided by operating activities	17,122	9,172

Cash flows from investing activities:
Purchases of investments	(60,501)	(38,929)
Maturities of investments	37,093	41,277
Deferred acquisition costs	(2,554)	—
Purchases of property and equipment	(209)	(1,076)
Other comprehensive loss	(112)	—

Net cash provided by (used in) investing activities	(26,283)	1,272

Cash flows from financing activities:
Proceeds from employee stock plans and related tax benefit	9,873	1,416

Net cash provided by financing activities	9,873	1,416

Net increase in cash and cash equivalents	712	11,860
Cash and cash equivalents at beginning of period	15,786	34,585

Cash and cash equivalents at end of period	$16,498	$46,445

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

    Our financial statements are consolidated and include the accounts of Apex Inc. (formerly Apex PC Solutions, Inc.) and our wholly-owned subsidiaries. Significant intercompany transactions and balances have been eliminated.

Note 2.  Inventories

    Inventories consisted of the following at:

	June 30, 2000	December 31, 1999
Raw materials	$1,059	$1,126
Work-in-process	1,834	2,633
Finished goods	5,490	7,724

	$8,383	$11,483

Note 3.  Accumulated other comprehensive loss

    We record unrealized gains and losses on our available-for-sale securities as accumulated other comprehensive income (loss), which is included as a separate component of shareholders' equity. For the three months ended June 30, 2000, total comprehensive loss amounted to ($112). For the first six months of 2000, total comprehensive loss amounted to ($112).

Note 4.  Earnings per share

	For the three months ended		For the six months ended
	June 30, 2000	July 2, 1999	June 30, 2000	July 2, 1999
Net income	$7,540	$5,061	$13,541	$9,041

Weighted average shares used in computing basic earnings per share	21,256	20,579	21,161	20,485
Dilutive effect of employee stock options after application of the treasury method	1,197	719	1,297	764

Weighted average shares used in computing diluted earnings per share	22,453	21,298	22,458	21,249

Note 5.  Subsequent event

    On July 1, 2000, we merged with Cybex Computer Products Corporation ("Cybex"), a leading manufacturer of console switching equipment, to form Avocent Corporation. According to the terms of the merger agreement, each share of Apex Common Stock has been converted into 1.0905 shares of Avocent Common Stock, and each share of Cybex Common Stock has been converted into one share of Avocent Common Stock. For accounting purposes, the merger will be treated as a purchase of Cybex by Apex, for a total purchase price of $827,106. The acquisition will be recorded using the purchase method of accounting, and the purchase price will be allocated based upon the estimated fair values of the assets acquired.

    A summary of the purchase consideration is as follows:

Common Stock	$718,113
Outstanding options	72,633
Assumed liabilities and acquisition costs	36,360

Total purchase consideration	$827,106

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

THE INFORMATION IN THIS ITEM 2—"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS RELATING TO OUR REVENUES, EXPENSES, MARGINS, LIQUIDITY AND CAPITAL NEEDS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999, "BUSINESS—RISK FACTORS."

Overview

    We design, manufacture and sell stand-alone switching systems and remote access products for the client/server computing market. Network administrators in client/server environments have increasingly complex and growing server populations, and our switching systems and remote access products help network administrators manage multiple servers from a single keyboard, video monitor and mouse configuration (a "console"), which may be at a remote location. Specifically, our products reduce personnel, space, energy, depreciation, and maintenance costs that organizations face when adopting or expanding client/server architecture.

    We provide comprehensive "plug and play" switching systems for many network administration, management and storage problems faced by customers using client/server architecture. Our switching products, including OutLook®, ViewPoint® and Emerge™, help network administrators access multiple servers from one or more centralized or remote consoles, consolidate hardware requirements, and provide direct hardwired connections between the switch and the attached servers to facilitate access to those servers, even when the network is down.

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

    On March 8, 1999, we began a five-year lease of approximately 117,000 square feet in an industrial office building in Redmond, Washington. The initial base rent under the lease is approximately $90,000 per month, plus taxes, insurance and maintenance. Portions of the rent are allocated to cost of sales and to general and administrative expense. The 117,000 square foot leased premises has approximately

35,000 more square feet than we currently need, and we have subleased the excess space until we need it for planned expansion.

    Kevin J. Hafer, our former Chairman, President and Chief Executive Officer, has exercised stock options for our Common Stock, and as of June 30, 2000 he holds 435,486 shares of, and has vested and unexercised options totaling 152,875 shares of, our Common Stock. Since November 1997, Mr. Hafer has been selling (and/or making gifts of) approximately 30,000 to 180,000 shares of our Common Stock each quarter. Subsequent to quarter end, Mr. Hafer has retired from his position and is no longer an officer of the company, and Mr. Hafer has informed us that he intends to continue a disciplined selling program. Mr. Hafer has also informed us that, in order to diversify his investments and to provide liquidity, on one or more occasions over the next year or two he is likely to substantially increase the number of shares of our Common Stock that he sells over and above the number he sells on a regular basis. Other executive officers have vested in significant amounts of our Common Stock and continue to vest in additional shares on a monthly basis. These officers have informed us that they have sold and may sell additional shares of our Common Stock to provide liquidity and diversify their portfolios.

    On July 1, 2000, we merged with Cybex Computer Products Corporation ("Cybex"), a leading manufacturer of console switching equipment, to form Avocent Corporation. According to the terms of the merger agreement, each share of Apex Common Stock has been converted into 1.0905 shares of Avocent Common Stock, and each share of Cybex Common Stock has been converted into one share of Avocent Common Stock. For accounting purposes, the merger will be treated as a purchase of Cybex by Apex, for a total purchase price of $827,106. The acquisition will be recorded using the purchase method of accounting, and the purchase price will be allocated based upon the estimated fair values of the assets acquired.

Results of Operations

    The following table sets forth selected unaudited statement of operations data expressed as a percentage of net sales:

	For the three months ended		For the six months ended
	June 30, 2000	July 2, 1999	June 30, 2000	July 2, 1999
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	53.9	53.3	52.9	53.1

Gross margin	46.1	46.7	47.1	46.9

Research and development	4.6	6.5	4.8	7.1
Sales and marketing	8.7	7.5	8.6	7.4
General and administrative	4.4	6.3	5.1	6.3

Total operating expenses	17.7	20.3	18.5	20.8

Income from operations	28.4	26.3	28.6	26.1
Interest income	2.9	2.7	3.1	3.1

Income before income taxes	31.3	29.0	31.7	29.2
Provision for income taxes	10.6	10.0	10.8	10.1

Net income	20.7%	19.0%	20.9%	19.1%

    Net sales.  Our net sales consist of sales of stand-alone switching systems, remote-access products and integrated cabinet solutions. Our net sales increased 37% to $36.4 million for the second quarter of 2000 from $26.6 million for the second quarter of 1999, due primarily to increased demand for private-label products, and to a lesser extent, increased sales to private-label OEM customers. Apex-brand product sales increased 69% to $16.3 million in the second quarter of 2000 from

$9.6 million a year ago. Private-label OEM sales represented 55% of our net sales for the second quarter of 2000 compared to 64% of our net sales for the second quarter of 1999. Apex-brand products represented 45% of our net sales for the second quarter of 2000 compared to 36% of our net sales for the second quarter of 1999. 2000 year-to-date net sales increased 37% to $64.7 million from $47.3 million year-to-date in 1999 primarily due to increased demand for private-label products, and, to a lesser extent, increased sales to private-label OEM customers. Apex-brand product sales represented 44% of our net sales year-to-date in 2000 compared to 37% of our net sales year-to-date in 1999. Private-label OEM sales represented 56% of our net sales year-to-date in 2000 compared to 63% of our net sales year-to-date in 1999.

    Gross margin.  Gross margin is affected by a variety of factors, including: the ratio of OEM sales to branded sales, as OEM sales typically have lower gross margins than branded sales; product mix, including the percentage of integrated server cabinet solution sales, which generally have lower gross margins than sales of stand-alone switching systems; raw materials and labor costs; new product introductions by us and by our competitors; and the level of our outsourcing of manufacturing and assembly services. The gross margin percentage improved slightly in 2000 due to the overall increase in sales spreading fixed costs over greater levels of production, and to the increase of Apex-branded sales in the sales mix.

    Research and development expenses.  Research and development expenses include compensation for engineers and materials costs and are expensed as they are incurred. Research and development expenses were $1.7 million, or 4.6% of net sales, in the second quarter of 2000 compared to $1.7 million, or 6.5% of net sales, for the second quarter of 1999. The consistent level of spending includes increased compensation expense associated with increased staffing levels, offset by decreased project spending related to timing of product development, as there was significant project spending related to new products introduced in 1999. The decrease in research and development spending as a percentage of sales is due to the growth in sales. 2000 year-to-date research and development expenses decreased to $3.1 million from $3.3 million year-to-date in 1999, due to the same reasons noted for the second quarter. As a percentage of net sales, year-to-date research and development expenses decreased to 4.8% from 7.1%. We believe that the timely development of innovative products and enhancements to existing products is essential to maintaining our competitive position and we expect research and development expenditures to increase in absolute dollars and possibly as a percentage of net sales.

    Sales and marketing expenses.  Sales and marketing expenses include advertising, promotional material, trade show expenses and sales and marketing personnel costs, including sales commissions and travel. Sales and marketing expenses were $3.2 million, or 8.7% of net sales, for the second quarter of 2000 compared to $2.0 million, or 7.5% of net sales, for the second quarter of 1999. The increase in absolute dollars and as a percentage of sales was due primarily to increased advertising and promotional expenses, and to increased compensation expense associated with increased staffing levels. 2000 year-to-date sales and marketing expenses increased to $5.6 million, or 8.6% from $3.5 million, or 7.4% year-to-date in 1999, due to the same reasons noted for the second quarter. We expect sales and marketing expenditures to increase in absolute dollars and possibly as a percentage of net sales as we continue our efforts to increase branded sales and international sales.

    General and administrative expenses.  General and administrative expenses include personnel costs for administration, finance, human resources and general management, as well as rent, utilities and legal and accounting expenses, and provision for Washington State's gross receipts tax. General and administrative expenses were $1.6 million, or 4.4% of net sales, for the second quarter of 2000 compared to $1.7 million, or 6.3% of net sales, for the second quarter of 1999. The decrease in absolute dollars and as a percentage of sales was due to decreased cost associated with our relocation in Q2 1999, partially offset by increased compensation expense associated with increased staffing levels, and increased rent related to our new facilities. 2000 year-to-date general and administrative expenses increased to $3.3 million from $3.0 million year-to-date in 1999, due to increased compensation expense associated with increased staffing levels, and to increased rent related to our new facilities, partially offset by a decrease in relocation expense and a decrease in patent litigation expenses. As a percentage of net sales, year-to-date general and administrative expenses decreased to 5.1% from 6.3%. We expect general and administrative expenses to increase in absolute dollars and possibly as a percentage of net sales to support the growth of the operations and sales functions.

Liquidity and Capital Resources

    As of June 30, 2000, our principal sources of liquidity consisted of approximately $85.1 million in cash, cash equivalents and investments, an increase of $24.1 million from $61.0 million at December 31, 1999. In addition, we have a combined line of credit and letter of credit facility with a bank with aggregate borrowing capacity of $5.0 million at prime. Under the line of credit, we may borrow up to a specified amount based upon our accounts receivable. Under the letter of credit arrangement, the bank will issue commercial letters of credit up to an aggregate of $5.0 million (less any amounts outstanding under the line of credit). The combined line of credit and letter of credit facility has a maturity date in September 2000.

    Our operating activities generated cash of approximately $17.1 million in the first six months of 2000, compared to $9.2 million in the first six months of 1999. The increase in cash flow from operations in 2000, when compared with the first six months of 1999, resulted primarily from increased net income and changes in accounts receivable and inventory, partially offset by decreased accounts payable due to timing.

    Inventory levels decreased in the second quarter of 2000 because of improved inventory management at customer-mandated warehouse locations near the manufacturing locations of these customers. The decrease in receivables from December 31, 1999 is a result of the timing of sales and of our collections. At June 30, 2000, our OEM customers accounted for approximately 52% of the accounts receivable.

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

Quantitative and Qualitative Disclosures about Market Risks.

    The market risk inherent in our financial instruments represents the potential loss arising from adverse changes in interest rates. We are exposed to market risk in the area of interest rate changes impacting the fair value of our investment securities. Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on the portfolio through the investment of available funds. We diversify the investment portfolio by investing in a variety of highly-rated investment-grade securities and through the use of different investment managers. Our marketable securities portfolio is primarily invested in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Market risk is estimated as the potential change in fair value in the investment portfolio resulting from a hypothetical 10 percent change in interest rates, which is not material at June 30, 2000. We generally hold investments until maturity and carry the securities at amortized cost, which approximates fair market value. We also hold investments that are considered available-for-sale, which we mark to market and record unrealized gains and losses as accumulated other comprehensive income (loss), which is included in a separate component of shareholders' equity.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

    See description of legal proceedings in our Annual Report on Form 10-K for the year ended December 31, 1999, on file with the Securities and Exchange Commission.

Item 4.  Submission of Matters to a Vote of Security Holders

    The Company held a Special Meeting of Shareholders on June 30, 2000. At the Special Meeting, the shareholders voted to ratify our merger with Cybex Computer Products Corporation and the Agreement and Plan of Reorganization dated March 8, 2000, by the following votes:

	Number of Shares	%
For	17,931,014	84.33%
Against	32,340	0.15%
Abstain	37,458	0.18%
Not voted	3,263,027	15.35%

Total	21,263,839	100.0%

Item 6.  Exhibits and Reports on Form 8-K.

(a)
Exhibits

27.1
Financial Data Schedule

(b)
Reports on Form 8-K

    On July 10, 2000, Avocent Corporation filed a Current Report on Form 8-K with the Securities and Exchange Commission relating to our merger with Cybex Computer Products Corporation, which was effected on July 1, 2000. Apex and Cybex are now wholly-owned subsidiaries of Avocent.

ITEMS 2, 3 and 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      APEX INC.
                      (Registrant)

Date: August 11, 2000	/s/ Barry L. Harmon Barry L. Harmon Chief Operating Officer, Chief Financial Officer and Treasurer
Date: August 11, 2000	/s/ Samuel F. Saracino Samuel F. Saracino Vice President of Business Development, General Counsel and Secretary

QuickLinks

APEX INC. FORM 10-Q JUNE 30, 2000 INDEX
SIGNATURES